Form 10QSB
period 2000-06-30
PAGE ACTIVE HOLDINGS INC /
filed 2000-08-08
CIK 1063104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        For the transition period from to
                        COMMISSION FILE NUMBER 000-27039
                            PAGEACTIVE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                           88-0292249
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  318 N. CARSON STREET, SUITE 208, CARSON CITY,
                  ---------------------------------------------
                    NV 89701 (Address of principal executive
                                    offices)

                                 (954) 474-8177
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X    No
                                                             --------   --------

As of June 30, 2000, the number of shares of Common Stock issued and outstanding was 19,128,920.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
   -------   ---------

                            PAGEACTIVE HOLDINGS, INC.

                                      INDEX

                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheets - June 30, 2000                                                                           1

         Statement of Operations - For the three months and six months ended
         June 30, 2000 and 1999                                                                                   2

         Statement of Cash Flows - For the three months and six months ended
         June 30, 2000 and 1999                                                                                   3

         Notes to Financial Statements                                                                        4 - 6

         Item 2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                                                   7 - 8


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                               9
         Item 2.  Changes in Securities                                                                           9
         Item 3.  Defaults Upon Senior Securities                                                                 9
         Item 4.  Submission of Matters to a Vote of Security Holders                                             9
         Item 5.  Other Information                                                                               9
         Item 6.  Exhibits and Reports on Form 8-K                                                                9

SIGNATURES                                                                                                        9


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            PAGEACTIVE HOLDINGS, INC.
                          BALANCE SHEET - JUNE 30, 2000
                                   (UNAUDITED)


                              ASSETS

CURRENT ASSETS -
  cash                                                                               $     292,437
                                                                                    =================


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accrued expenses                                                                   $       3,524


STOCKHOLDERS' EQUITY:
 Preferred stock; $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                           $       -
 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 19,128,920 shares issued and outstanding                      10,529
 Additional paid in capital                                                432,517
 Accumulated deficit                                                      (154,133)
                                                                   ------------------

                                                                                           288,913
                                                                                    -----------------

                                                                                     $     292,437
                                                                                    =================


See accompanying notes to unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                                                    SIX MONTHS ENDED                THREE MONTHS ENDED
                                                JUNE 30,        JUNE 30,         JUNE 30,        JUNE 30,
                                                  2000            1999             2000            1999
                                            ------------------------------   -------------------------------
                                               (UNAUDITED)    (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
REVENUES                                      $        -     $        -        $         -    $        -

COST OF REVENUES                                       -              -                  -             -
                                            ------------------------------   -------------------------------

GROSS PROFIT                                           -              -                  -             -
                                            ------------------------------   -------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                62,583         27,500             27,709        27,500

INTEREST INCOME                                    (7,439)        (1,250)            (3,555)       (1,250)
                                            ------------------------------   -------------------------------

NET LOSS                                      $   (55,144)   $   (26,250)      $    (24,154)  $   (26,250)
                                            ==============================   ===============================

WEIGHTED AVERAGE COMMON
  EQUIVALENT SHARES OUTSTANDING -              19,128,920     12,138,771        19,128,920     13,512,281
                                            ==============================   ===============================

NET LOSS PER SHARE, basic and diluted         $    (0.003)   $    (0.002)      $    (0.001)   $    (0.002)
                                            ==============================   ===============================


See accompanying notes to unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                       JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,
                                                         2000           1999             2000           1999
                                                   ------------------------------   ------------------------------
                                                     (UNAUDITED)    (UNAUDITED)       (UNAUDITED)    (UNAUDITED)
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:

   Net loss                                        $    55,144)    $    (26,250)    $    (24,154)    $  (26,250)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Non-cash stock compensation                           -            20,000               -          20,000

CHANGES IN ASSETS AND LIABILITIES:
  INCREASE (DECREASE) IN LIABILITIES -
      accrued expenses                                  (5,582)           5,500               -           5,500
                                                   ------------------------------   ------------------------------

      Total adjustments                                 (5,582)          25,500               -          25,500
                                                   ------------------------------   ------------------------------

      Net cash used for operating activities           (60,726)            (750)          24,154)           750)
                                                   ------------------------------   ------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
  proceeds from private placement, net                      -           418,946               -         418,946
                                                   -------------------------------  -------------------------------

NET INCREASE (DECREASE) IN CASH                        (60,726)         418,196          (24,154)       418,196
CASH AND EQUIVALENTS, beginning of period              353,163               -           316,591             -
                                                   ------------------------------   ------------------------------

CASH AND EQUIVALENTS, end of period                $   292,437     $    418,196     $    292,437     $  418,196
                                                   ===============================  ===============================


See accompanying notes to unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(1)      Summary of Significant Accounting Policies:

         Organization:

                  The Company was organized on December 18, 1992, under the laws of the State of Nevada as The Flintlock Company. The Company currently has no operations and in accordance with Statement of Financial Accounting Statement No. 7, is considered a development stage company.

                  On January 9, 1996, the name of the Company was changed to the Old American Flintlock Company.

                  On February 11, 1998, the name of the Company was changed to American Flintlock Company.

                  On May 18, 1999, the name of the Company was changed to PageActive Holdings, Inc.

         Business Activity:

                           The Company's plan is to seek, investigate, and if
                  such investigation warrants, acquire an interest in one or more business opportunities presented to it by individuals and other companies desiring the perceived advantages of a publicly held corporation. As of July 28, 2000, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.

         Use of Estimates:

                           The preparation of financial statements in conformity
                  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash:

                           EQUIVALENTS
                           For purposes of the statement of cash flows, cash
                  equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                           CONCENTRATION
                           The Company maintains its cash in bank deposit
                  accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.


See accompanying unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(1)      Summary of Significant Accounting Policies, Continued:

         Income Taxes:

                  The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

                  The principal temporary difference is the federal net operating loss carryforwards, which was approximately $90,000 and immaterial at December 31, 1999 and 1998, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured. Federal net operating loss carryforward starts to expire on December 31, 2018. In the event of a business combination, the utilization of the available net operating loss carryforward may be significantly limited.

         Net Loss Per Share:

                  The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of diluted loss per share for the periods presented because the effect would be anti-dilutive.

         Interim Financial Statements (Unaudited):

                  The accompanying unaudited condensed financial statements for the interim periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(2)      Related Party Transactions:

         GENERAL

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

         EMPLOYMENT AGREEMENT

         On May 20, 1999, the Company entered into an at-will employment agreement with its officer. Pursuant to this agreement, the Company will pay an annual salary of $60,000, payable in equal bi-weekly installments, and also pay a reasonable monthly automobile and medical insurance allowance. Additionally, the Company also granted 500,000 common stock options at an exercise price of $0.01 per share.

See accompanying unaudited financial statements.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and financial statements contained herein are for the three months and six months ended June 30, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         The Company has had no operations nor revenues since its inception.

         (a)      PLAN OF OPERATIONS


         The statements contained in this section include projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Act, and Section 21E of the Exchange Act. All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in these statements.

         The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

         (b)      RESULTS OF OPERATIONS

         The Company has not generated any revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent, salaries, accounting and legal. The Company's sole source of capital has been investment capital provided by third parties.

The following table sets forth, for the periods indicated, selected financial information for the Company:

----------------------------------------------------------------------------------------------------------------------
                                                             SIX MONTHS                     THREE MONTHS ENDED
                                                            ENDED JUNE 30                         JUNE 30
----------------------------------------------------------------------------------------------------------------------
                                                       2000              1999              2000             1999
----------------------------------------------------------------------------------------------------------------------
Net revenues                                     $         -       $         -         $         -       $         -
----------------------------------------------------------------------------------------------------------------------
Cost of revenues                                 $         -       $         -         $         -       $         -
----------------------------------------------------------------------------------------------------------------------
Gross profit                                     $         -       $         -         $         -       $         -
----------------------------------------------------------------------------------------------------------------------
General and administrative expenses              $     62,583      $     27,500        $     27,709      $     27,500
----------------------------------------------------------------------------------------------------------------------
Net Income/(loss)                                $    (55,144)     $    (26,250)       $    (24,154)     $    (26,250)
----------------------------------------------------------------------------------------------------------------------
Net Income/(loss) per share                      $     (0.003)     $     (0.002)       $     (0.001)   $       (0.002)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    19,128,920         12,138,771       19,128,920      13,512,281
----------------------------------------------------------------------------------------------------------------------


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

         REVENUES.

         The Company had no revenues for either the three month and six month period ended June 30, 2000 or the three month and six month period ended June 30, 1999.


         GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

         The Company incurred costs of $27,709 for the quarter ended June 30, 2000 as compared to $27,500 for the quarter ended June 30, 1999. Operating expenses were $62,583 for the six months ended June 30, 2000 as compared to $27,500 for the six months ended June 30, 1999.

         NET LOSS

         The Company had a net loss of $24,154 for the quarter ended June 30, 2000 as compared a net loss of $26,250 for the quarter ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $55,144 as compared to a net loss of $26,250 for the six months ended June 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         In May 1999, the Company raised $418,946 through the private sale of the 8,378,920 shares to one entity at a purchase price of $0.05 per share. This private offering is exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

         The Company will need to raise additional capital in the next twelve months to support its operations. This capital may be raised privately or publicly. As of the date of this document, the Company has no commitments for raising additional financing.

         At June 30, 2000, the Company had outstanding current liabilities of $3,524, consisting of accrued expenses.

         The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.


         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management, there is no material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         1.   The following Exhibits are filed herein:  27.1 Financial Data
              Schedule

         2.   Reports on Form 8-K filed:                None


                                        SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        PAGEACTIVE HOLDINGS, INC.


DATED:   August 3, 2000                 /s/ Earl T. Shannon
                                        ----------------------------------------
                                        By: Earl T. Shannon
                                        Its: President, Secretary, Treasurer
                                             and Director