Form 10QSB
period 2000-09-30
PAGE ACTIVE HOLDINGS INC /
filed 2000-11-06
CIK 1063104

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from_________ to_________

                        COMMISSION FILE NUMBER 000-27039

                            PAGEACTIVE HOLDINGS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        88-0292249
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

             318 N. CARSON STREET, SUITE 208, CARSON CITY, NV 89701
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 474-8177
                                 --------------
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
   ------           ------

As of October 31, 2000, the number of shares of Common Stock issued and outstanding was 19,128,920.

Transitional Small Business Disclosure Format (check one):

Yes             No     X
   ------           ------

                            PAGEACTIVE HOLDINGS, INC.

                                      INDEX


                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Balance Sheet - September 30, 2000                                                                       1

         Statements of Operations - For the nine months and three months ended
         September 30, 2000 and 1999                                                                              2

         Statement of Cash Flows - For the nine months ended
         September 30, 2000 and 1999                                                                              3

         Notes to Unaudited Financial Statements                                                              4 - 5

         Item 2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                                                   6 - 7

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                               8
         Item 2.  Changes in Securities                                                                           8
         Item 3.  Defaults Upon Senior Securities                                                                 8
         Item 4.  Submission of Matters to a Vote of Security Holders                                             8
         Item 5.  Other Information                                                                               8
         Item 6.  Exhibits and Reports on Form 8-K                                                                8

SIGNATURES                                                                                                        8

PART I - FINANCIAL INFORMATION

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       BALANCE SHEET - SEPTEMBER 30, 2000

                                   (UNAUDITED)


                         ASSETS

CURRENT ASSETS -

  Cash                                                                                               $ 270,491
                                                                                                   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  Accrued expenses                                                                                   $   1,000

STOCKHOLDERS' EQUITY:
 Preferred stock; $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                         $         -
 Common stock; $0.001 par value, 50,000,000 shares
  authorized, 19,128,920 shares issued and outstanding                      10,529
 Additional paid in capital                                                432,517
 Accumulated deficit                                                      (173,555)
                                                                       ------------

                                  Total stockholders' equity                                           269,491
                                                                                                   ------------

                                                                                                     $ 270,491
                                                                                                   ============

See accompanying notes to unaudited
financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                             NINE MONTHS ENDED            THREE MONTHS ENDED             FROM INCEPTION ON
                                               SEPTEMBER 30,                 SEPTEMBER 30,             DECEMBER 18, 1992 TO
                                            2000          1999           2000           1999            SEPTEMBER 30, 2000
                                       ----------------------------  ------------------------------  --------------------------
                                                (Unaudited)                   (Unaudited)                   (Unaudited)
REVENUES                               $          -   $         -    $          -   $           -      $                    -

COST OF REVENUES                                  -             -               -               -                           -
                                       ----------------------------  ------------------------------  --------------------------

GROSS PROFIT                                      -             -               -               -                           -
                                       ----------------------------  ------------------------------  --------------------------
GENERAL AND ADMINISTRATIVE EXPENSES          85,112        60,486          22,529          32,986                     184,101

INTEREST INCOME                             (10,546)       (3,009)         (3,107)         (1,759)                     10,546)
                                       ----------------------------  ------------------------------  --------------------------

NET LOSS                               $    (74,566)  $   (57,477)   $    (19,422)  $     (31,227)     $              173,555)
                                       ============================  ==============================  ==========================

WEIGHTED AVERAGE COMMON
  EQUIVALENT SHARES OUTSTANDING -        19,128,920    14,494,426      19,128,920      19,128,920                  19,128,920
                                       ============================  ==============================  ==========================

NET LOSS PER SHARE, basic and diluted  $      (0.00)  $     (0.00)   $     (0.00)   $       (0.00)     $                (0.01)
                                       ============================  ==============================  ==========================


See accompanying notes to unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED                  FROM INCEPTION ON
                                                             SEPTEMBER 30,                   DECEMBER 18, 1992 TO
                                                         2000              1999               SEPTEMBER 30, 2000
                                                  -------------------------------------   ---------------------------
                                                     (Unaudited)       (Unaudited)               (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:

   Net loss                                         $   (74,566)        $   (57,477)             $     (173,555)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

                  Non-cash stock compensation               -                20,000                      20,000

CHANGES IN ASSETS AND LIABILITIES:
  INCREASE (DECREASE) IN LIABILITIES -

             accrued expenses                            (8,106)              4,502                       1,000
                                                  -------------------------------------   ---------------------------

             Total adjustments                           (8,106)             24,502                      21,000
                                                  -------------------------------------   ---------------------------

             Net cash used for operating activities     (82,672)            (32,975)                   (152,555)
                                                  -------------------------------------   ---------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
  proceeds from private placement, net                      -               418,946                     423,046
                                                  -------------------------------------   ---------------------------

NET INCREASE (DECREASE) IN CASH                         (82,672)            385,971                     270,491
CASH AND EQUIVALENTS, beginning of period               353,163                 -                           -
                                                  -------------------------------------   ---------------------------

CASH AND EQUIVALENTS, end of period                 $   270,491         $   385,971              $      270,491
                                                  =====================================   ===========================


See accompanying notes to unaudited financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

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

                  On January 9, 1996, the name of the Company was changed to the Old American Flintlock Company.

                  On February 11, 1998, the name of the Company was changed to American Flintlock Company.

                  On May 18, 1999, the name of the Company was changed to PageActive Holdings, Inc.

         Business Activity:

                           The Company's plan is to seek, investigate, and if
                  such investigation warrants, acquire an interest in one or more business opportunities presented to it by individuals and other companies desiring the perceived advantages of a publicly held corporation. As of October 30, 2000, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.

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

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS

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

         Net Loss Per Share:
                  The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of diluted loss per share for the periods presented because the effect would reduce net loss per share.

         Interim Financial Statements:
                  The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included on Form 10-SB. Results of operations for the interim period are not indicative of annual results.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and financial statements contained herein are for the three months and nine months ended September 30, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

         The Company has had no operations, nor any revenues since its inception.

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

         (b)      RESULTS OF OPERATIONS

         The Company has not generated any revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for overhead expenses such as salaries, accounting and legal. The Company's sole source of capital has been investment capital provided by third parties.

         The following table sets forth, for the periods indicated, selected financial information for the Company:


----------------------------------------------------------------------------------------------------------------------
                                                             NINE MONTHS                    THREE MONTHS ENDED
                                                         ENDED SEPTEMBER 30                    SEPTEMBER 30
                                                       2000              1999              2000             1999
----------------------------------------------------------------------------------------------------------------------
Net revenues                                     $              -  $              -   $          -     $           -
----------------------------------------------------------------------------------------------------------------------
Cost of revenues                                 $              -  $              -   $          -     $           -
----------------------------------------------------------------------------------------------------------------------
Gross profit                                     $              -  $              -   $          -     $           -
----------------------------------------------------------------------------------------------------------------------
General and administrative expenses              $         85,112  $         60,486   $     22,529     $      32,986
----------------------------------------------------------------------------------------------------------------------
Net Income/(loss)                                $        (74,566) $        (57,477)  $    (19,422)    $     (31,227)
----------------------------------------------------------------------------------------------------------------------
Net Income/(loss) per share                      $          (0.00) $          (0.00)  $      (0.00)    $       (0.00)
----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    19,128,920        14,494,426     19,128,920        19,128,920
----------------------------------------------------------------------------------------------------------------------

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES.

         The Company had no revenues for either the three month or nine month period ended September 30, 2000 or the three month and nine month period ended September 30, 1999.

         GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

         The Company incurred costs of $22,529 for the quarter ended September 30, 2000 as compared to $32,986 for the quarter ended September 30, 1999. Operating expenses were $85,112 for the nine months ended September 30, 2000 as compared to $60,486 for the nine months ended September 30, 1999.

         NET LOSS

         The Company had a net loss of $19,422 for the quarter ended September 30, 2000 as compared a net loss of $31,227 for the quarter ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $74,566 as compared to a net loss of $57,477 for the nine months ended September 30, 1999.

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

         At September 30, 2000, the Company had outstanding current liabilities of approximately $1,000, consisting of accrued overhead expenses.

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

                                       PAGEACTIVE HOLDINGS, INC.

         DATED:   November 6, 2000              /s/ Earl T. Shannon
                                       -----------------------------------------
                                       By:      Earl T. Shannon
                                       Its:     President, Secretary, Treasurer
                                                and Director