Form 10KSB40
period 2000-12-31
PAGE ACTIVE HOLDINGS INC /
filed 2001-03-30
CIK 1063104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-27039

                            PAGEACTIVE HOLDINGS, INC.
                            -------------------------
           (Name of small business issuer as specified in its charter)

         NEVADA                                          88-0292249
         ------                                          ----------
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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
(None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X ]

Registrant's revenues for its fiscal year ended December 31, 2000, were $-0-. As of March 8, 2001, Registrant had 19,128,920 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $1,397,500. This calculation is based upon the closing sales price of $0.13 per share on December 22, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

                                TABLE OF CONTENTS

PART I                                                                    PAGE
                                                                          ----

Item 1.   Description of Business                                          1

Item 2.   Description of Property                                          6

Item 3.   Legal Proceedings                                                6

Item 4.   Submission of Matters to a Vote of Security Holders              6

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         7

Item 6.   Management's Discussion and Analysis or Plan of Operation        7

Item 7.   Financial Statements                                             9

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure                                         9

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                10

Item 10.  Executive Compensation                                           11

Item 11.  Security Ownership of Certain Beneficial Owners and Management   13

Item 12.  Certain Relationships and Related Transactions                   13

Item 13.  Exhibits and Reports on Form 8-K                                 14

          Financial Statements                                            F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     A.   BUSINESS DEVELOPMENT

          1.   FORM AND YEAR OF ORGANIZATION

PageActive Holdings, Inc. (the "Company") is a Nevada corporation formed on December 18, 1992. Its principal place of business is located at 318 N. Carson St., #208, Carson City, NV 89701. The Company was originally incorporated as The Flintlock Company. Later it was necessary for the Company to change its name to The Old American Flintlock Company when it was reinstated on January 9, 1996. Then, on February 12, 1998, the Company changed its name to American Flintlock Company. The latest change occurred on May 18, 1999, when the Company changed its name to Page Active Holdings, Inc. in anticipation of its new business plan as discussed herein. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

          2.   ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

Not Applicable.

          3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

See discussion in Item I, Business, A. Business Development, 1. Form and Year of Organization above.

     B.   BUSINESS OF ISSUER

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Management is actively seeking acquisition candidates. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing financial statements, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of companies, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     SOURCES OF OPPORTUNITIES

The Company will seek potential business opportunities from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 10% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 10% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company. While the Company presently has no agreements to pay finder's fees, it may in the future enter into such agreements and may pay finder's fees in cash or securities (equity or debt).

The payment of a finder's fee could become a factor in negotiations for an acquisition. Further, the payment of a finder's fee could present conflicts of interest if that payment is made to an affiliate of the Company or an affiliate of the company to be acquired.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

At this time, the Company does not plan on using any notices or advertisements in its search for business opportunities.

     EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as the opportunity's:

     -    Available technical, financial and managerial resources;

     -    Working capital and other financial requirements;

     -    History of operation, if any;

     -    Prospects for the future;

     -    Present and expected competition;

     - Quality and experience of management services which may be available and the depth of that management;

     -    Potential for further research, development or exploration;

     - Specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;

     -    The potential for growth or expansion;

     -    Potential for profit;

     - Perceived public recognition or acceptance of products, services or trades; and

     -    Name identification and/or branding.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Company management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be an active market for the Company's stock.

     ACQUISITION OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management may advance funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

The Company presently has no plans, proposals, arrangements, or understandings for the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. Additionally, the Company will not borrow funds and use the proceeds to make payments to any promoters or management of the Company or their affiliates or associates.


     1.   PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS.

Not applicable.

     2.   DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.

Not applicable.

     3.   STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE.

Not applicable.

     4. COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION.

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

     5. SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS.

Not applicable.

     6.   DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS.

Not applicable.

     7. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION.

Not applicable.

     8.   NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally.

     9.   EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS.

Not applicable.

     10.  RESEARCH AND DEVELOPMENT COSTS.

Not applicable.

     11.  COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND
          REGULATIONS.

The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

     12.  EMPLOYEES.

The Company's only employee at the present time is Earl T. Shannon, its President, Secretary, and Treasurer. Mr. Shannon is also a director of the Company. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2. PROPERTIES.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from its Resident Agent, Paracorp Incorporated, located at 318 N. Carson St., #208, Carson City, NV 89701, at no cost to the Company, and management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between the Resident Agent and the Board of Directors. Neither Paracorp Incorporated nor any of its officers or directors serve as officers or directors of the Company, or are holders of 5% or more of the Company's common stock.

ITEM 3. LEGAL PROCEEDINGS.

To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION

The Company's common stock began being quoted on the over-the-counter bulletin board system under the symbol "AFLK" on October 7, 1998. The Company's stock symbol was changed to "PAHI" concurrent with the Company's name change on approximately May 20, 1999. On August 1, 1999, the Company's common stock began being quoted on the over-the-counter "Pink Sheets."

The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the OTC Bulletin Board until August 1, 1999, and as reported on the Pink Sheets after August 1, 1999.

The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

         Period Reported                             High Ask          Low Bid
         ---------------                             --------          -------
         Quarter ended September 30, 1999(1)         $   20.00         $    0.50
         Quarter ended December 31, 1999             $    1.50         $    0.25
         Quarter ended March 31, 2000                $    1.00         $    0.15
         Quarter ended June 30, 2000                 $    0.50         $    0.14
         Quarter ended September 30, 2000            $    0.25         $    0.06
         Quarter ended December 31, 2000             $    0.25         $    0.06

----------
(1)  Price statistics are not available for the full period.

     HOLDERS

As of March 8, 2001, there were approximately 1,194 holders of Company Common Stock, as reported by our transfer agent.

     DIVIDENDS

The Company has not paid any dividends on its Common Stock. The Company intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

     OVERVIEW.

The Company has had no operations nor revenues since its inception.

     PLAN OF OPERATION - GENERAL.

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

As discussed in Liquidity and Capital Resources below, the Company will need to raise additional capital in the next twelve months to support its operations.

     REGULATION AND TAXATION.

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading securities. While the Company does not intend to engage in such activities, the Company may obtain and hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

     RESULTS OF OPERATIONS.

The following table set forth, for the last two fiscal years, as well as cumulative from inception, selected financial information for the Company. The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

---------------------------------------   -----------------   -----------------   ----------------------
                                              Year Ended         Year Ended       Period from Inception
                                          December 31, 2000   December 31, 1999   (December 18, 1992) to
                                                                                    December 31, 2000
---------------------------------------   -----------------   -----------------   ----------------------
Net revenue                                           $-0-                $-0-                  $-0-
---------------------------------------   -----------------   -----------------   ----------------------
Cost of revenue                                       $-0-                $-0-                  $-0-
---------------------------------------   -----------------   -----------------   ----------------------
Gross profit                                          $-0-                $-0-                  $-0-
---------------------------------------   -----------------   -----------------   ----------------------
General and administrative expenses               $103,116             $93,368              $202,105
---------------------------------------   -----------------   -----------------   ----------------------
Net loss                                        $(103,116)           $(93,368)            $(202,105)
---------------------------------------   -----------------   -----------------   ----------------------
Net loss per share, basic and diluted              $(0.01)             $(0.01)               $(0.01)
---------------------------------------   -----------------   -----------------   ----------------------
Weighted average shares outstanding,            19,628,920          16,436,763            19,628,920
basic and diluted
---------------------------------------   -----------------   -----------------   ----------------------

     FISCAL YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999 (AUDITED).

     REVENUES.

The Company had no revenues for the fiscal years ended December 31, 2000 and December 31, 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES.

The Company incurred costs of $103,116 for the fiscal year ended December 31, 2000 as compared to costs of $93,368 for the fiscal year ended December 31, 1999. The increase in costs is the result of: (1) legal and accounting fees for processing the Company's Form 10-SB and other SEC filings; (2) payroll related expenses for officer; and (3) expenses incurred in the Company more actively seeking acquisition candidates once its Form 10-SB was declared effective in October 2000.

     NET LOSS.

As the Company had no revenues and only expenses in 2000 and 1999, the net loss for each year, consisting entirely of the expenses of the Company, was $103,116 for the fiscal year ended December 31, 2000 and $93,368 for the fiscal year ended December 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES.

In May 1999, the Company raised $418,946 through the private sale of 8,378,920 shares to one entity at a purchase price of $0.05 per share. This private offering was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

The Company will need to raise additional capital in the next twelve months to support its operations. This capital may be raised privately or publicly. As of the date of this document, the Company has no commitments for raising additional financing.

At December 31, 2000, the Company had outstanding current liabilities of $4,593, consisting of accrued expenses.

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

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Information as to the directors and executive officers of the Company is as follows:

Name/Address                        Age            Position
------------                        ---            --------
Earl T. Shannon                     33             President/Secretary/Treasurer/Director
P.O. Box 7650
Ft. Lauderdale, FL 33338-7650

Ronald W. Tupper                    68             Director
P.O. Box 11587,
Bainbridge Island, WA 98110

Matthew Gilbert                     30             Director
110 NE 16th Terrace
Ft. Lauderdale, FL 33301

EARL T. SHANNON; PRESIDENT/SECRETARY/TREASURER/DIRECTOR. Earl T. Shannon has been Officer and Director of the Company since June 8, 1999. From January 1997 and continuing through the present, Mr. Shannon has been the President of Winthrop Venture Management, Inc., an investment management company based in Fort Lauderdale, Florida. Winthrop Venture Management, Inc. is also the General Partner of the Winthrop Venture Fund, Ltd., a private investment fund. From November 1988 and continuing through the present, Mr. Shannon is President of Esha, Inc.

RONALD W. TUPPER; DIRECTOR. Ronald W. Tupper has been a Director of the Company since June 8, 1999. Mr. Tupper has been retired for at least the past five years, in which he devotes his time to investing. Prior to his retirement, Mr. Tupper has been an investor with a background of experience in a variety of areas including plastics manufacturing, the music licensing business, retail clothing, and banking. He was also involved in several federal anti-poverty programs including the establishing of Head Start programs on Indian reservations. After receiving his Ph.D. in educational psychology he worked with children with disabilities in the public schools and later went into private practice specializing in child and family problems.

MATTHEW GILBERT; DIRECTOR. Matthew Gilbert has been a Director of the Company since June 8, 1999. From May 1999 and continuing through the present, Mr. Gilbert has been the Chairman and CEO of Broadbandit, Inc., an internet marketing communications firm based in Ft. Lauderdale, Florida. In December 1997, he was hired to build the interactive media arm of Young & Rubicam in Asia, as Founder, Vice-President and Regional Director of Brand Dialogue, based in Singapore. In February 1997, he joined Wit Capital, a start-up company seeking to "level the investment playing field" by partnering with large investment banks to offer IPO shares to the public, where he helped set up and market the world's "first full-service investment bank and brokerage on the internet." From 1994 through 1996, he was Vice-President for DMB&B Inc., a national interactive company which produces multimedia marketing assignments.

     BLANK CHECK EXPERIENCE.

None of the officers or directors have experience with blank-check companies. The current officers and directors of the Company are not involved in any other current blank check offerings nor have the current officers and directors of the Company been involved in any blank check offerings in the past.

     FAMILY RELATIONSHIPS.

Mr. Earl T. Shannon, President, Secretary, Treasurer, and a Director of the Company, is the nephew of Mr. Ronald W. Tupper, a Director of the Company. There are no other family relationships between any of the officers and directors of the Company.

     COMMITTEES OF THE BOARD OF DIRECTORS.

The Company's Board of Directors has not established any committees.

     CONFLICTS OF INTEREST.

Insofar as the officers and directors are engaged in other business activities, the officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

The current officers and directors have no present plans to work with or promote any other blank check entities.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1999 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10.          EXECUTIVE COMPENSATION.

The Company has entered into an Employment Agreement with Mr. Earl T. Shannon, the Director and sole Officer, who is also the only employee of the Company. Within the terms of the Agreement, the Company shall pay Mr. Shannon a yearly salary, as noted in the table below, as well as a stock option right to purchase up to 500,000 shares of common stock of the Company for $0.01 per share. Mr. Shannon is to devote a reasonable amount of his time and attention to the Company.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                      Long Term Compensation
                           ---------------------------------------- -------------------------------------------
                                                                                Awards               Payouts
                                                                    ------------------------------- -----------
   Name and       Year     Salary ($)  Bonus ($)    Other annual     Restricted      Securities     LTIP           All other
  Principal                                         compensation       stock         Underlying     payouts     compensation ($)
   Position                                              ($)        award(s) ($)  Options/SARs (#)     ($)
--------------- ---------- ----------- ----------- ---------------- ------------- ----------------- ----------- -----------------
Earl T.         2000       $60,000(2)  $     -0-   $       -0-      $      -0-         500,000      $     -0-   $      -0-
Shannon,        1999       $60,000(1)  $     -0-   $       -0-      $      -0-         500,000      $     -0-   $      -0-
President,
Secretary,
Treasurer,
Director
--------------- ---------- ----------- ----------- ---------------- ------------- ----------------- ----------- -----------------
Ronald W.       2000       $    -0-    $     -0-   $       -0-      $      -0-        500,000       $     -0-   $      -0-
Tupper,         1999       $    -0-    $     -0-   $       -0-      $      -0-           -0-        $     -0-   $      -0-
Director
--------------- ---------- ----------- ----------- ---------------- ------------- ----------------- ----------- -----------------
Matthew         2000       $    -0-    $     -0-   $       -0-      $      -0-        500,000       $     -0-   $      -0-
Gilbert,        1999       $    -0-    $     -0-   $       -0-      $      -0-           -0-        $     -0-   $      -0-
Director
--------------- ---------- ----------- ----------- ---------------- ------------- ----------------- ----------- -----------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

------------------------- ----------------------- ------------------------ ---------------------- ----------------------
          Name             Number of Securities       Percent of total       Exercise or base        Expiration date
                               Underlying          options/SARs granted       price ($/Sh)
                          Options/SARs granted(#)    to employees in
                                                       fiscal year
------------------------- ----------------------- ------------------------ ---------------------- ----------------------
Earl T. Shannon,                 500,000                   33.33%               $0.15/Sh               10/27/05
President, Secretary,
Treasurer, Director
------------------------- ---------------------- ------------------------ ---------------------- ----------------------
Ronald W. Tupper,                500,000                   33.33%               $0.15/Sh               10/27/05
Director
------------------------- ---------------------- ------------------------ ---------------------- ----------------------
Matthew Gilbert,                 500,000                   33.33%               $0.15/Sh               10/27/05
Director
------------------------- ---------------------- ------------------------ ---------------------- ----------------------

----------
2 Under the terms of the Employment Agreement, the Company is obligated to pay Mr. Earl T. Shannon a reasonably monthly automobile allowance as well as paying for the reasonable costs of medical insurance coverage on behalf of Mr. Shannon.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Prospectus by:
(i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each officer and director of the Company, and (iii) all directors and officers as a group.

------------------------------- ---------------------------- ---------------------------- ----------------------------
        Title of class              Name and address of         Amount and nature of           Percent of class
                                     beneficial owner             beneficial owner
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common                          Earl T.                      1,000,000(3)                 5.0%
                                Shannon
                                P.O. Box 7650
                                Ft. Lauderdale, FL
                                33338-7650
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common                          Ronald W.                    500,000(4)                   2.5%
                                Tupper
                                P.O. Box
                                11587
                                Bainbridge Island, WA 98110
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common                          Matthew Gilbert              500,000(5)                   2.5%
                                110 NE 16th Terrace
                                Ft. Lauderdale, FL 33301
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common                          All officers and directors   2,000,000                    10.0%
                                as a group (3 people)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Common                          Bekam Investments Ltd.       8,378,920                    43.8%
                                9461 Charleville
                                Boulevard
                                Suite 615
                                Beverly Hills, CA 90212
------------------------------- ---------------------------- ---------------------------- ----------------------------

----------
3 Consisting of 500,000 options to purchase shares of common stock of the Company exercisable at $0.01 per share until May 20, 2004 and 500,000 options to purchase shares of common stock of the Company exercisable at $0.15 per share until October 27, 2005.

4 Consisting of 500,000 options to purchase shares of common stock of the Company exercisable at $0.15 per share until October 27, 2005.

5 Consisting of 500,000 options to purchase shares of common stock of the Company exercisable at $0.15 per share until October 27, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

     3.1  Articles of Incorporation, dated December 18, 1992*

     3.2  Amendment to Articles of Incorporation, dated October 31, 1996*

     3.3  Amendment to Articles of Incorporation, dated February 12, 1998*

     3.4  Amendment to Articles of Incorporation, dated May 18, 1999*

     3.5  By-Laws, dated December 18, 1992*

     10.1 Employment Agreement between the Company and Earl T. Shannon, dated May 20, 1999*

     10.2 Form of Option Agreement for Directors

* Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the SEC on March 2, 1999.

(B)  REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE                                   PAGEACTIVE HOLDINGS, INC.


March 30, 2001                         By:      /s/ Earl T. Shannon
                                          --------------------------------------
                                          Earl T. Shannon, President, Secretary,
                                          Treasurer, and Director

                            PAGEACTIVE HOLDINGS, INC.
                 (FORMERLY KNOWN AS AMERICAN FLINTLOCK COMPANY)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999







                                    CONTENTS

                                                                       Page
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                           F-2

FINANCIAL STATEMENTS:
  Balance Sheet                                                        F-3
  Statements of Operations                                             F-4
  Statement of Stockholders' Equity (Deficit)                          F-5
  Statements of Cash Flows                                             F-6
  Notes to Financial Statements                                     F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
PageActive Holdings, Inc.
Fort Lauderdale, Florida


We have audited the accompanying balance sheet of PageActive Holdings, Inc., (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PageActive Holdings, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.



/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 13, 2001

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2000



                                     ASSETS

CURRENT ASSETS -
  cash                                                                         $ 245,534
                                                                               =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  accrued expenses                                                             $   4,593

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                $        -
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 19,128,920 shares issued and outstanding            19,129
  Additional paid-in capital                                       423,917
  Deficit accumulated during development stage                    (202,105)
                                                                ----------

          Total stockholders' equity                                             240,941
                                                                               ---------

                                                                               $ 245,534
                                                                               =========



See accompanying independent auditors' report and notes to financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                              From inception on
                                            Year ended        Year ended     December 18, 1992 to
                                        December 31, 2000  December 31,1999   December 31, 2000
                                        -----------------  ----------------   -----------------
NET REVENUES                               $       --         $       --         $       --

COST OF REVENUES                                   --                 --                 --
                                           ------------       ------------       ------------

GROSS PROFIT                                       --                 --                 --

GENERAL AND ADMINISTRATIVE
  EXPENSES                                      103,116             93,368            202,105
                                           ------------       ------------       ------------

NET LOSS                                   $   (103,116)      $    (93,368)      $   (202,105)
                                           ============       ============       ============

NET LOSS PER SHARE, basic and diluted      $      (0.01)      $      (0.01)      $      (0.01)
                                           ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING,
    basic and diluted                        19,628,920         16,436,763         19,628,920
                                           ============       ============       ============




See accompanying independent auditors' report and notes to financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     accumulated
                                               Common Stock            Additional       during          Total
                                               ------------              paid-in      development    stockholders'
                                            Shares        Amount         capital         stage          equity
                                         -----------    -----------    -----------    -----------    -----------
Issuance of common stock at
  inception                               20,500,000    $     4,100    $              $              $     4,100

Net loss for the period from inception
  on December 18, 1992 to
  December 31, 1997                                                                        (4,661)        (4,661)
                                         -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1997              20,500,000          4,100                        (4,661)          (561)

Net loss for the year ended
  December 31, 1998                                                                          (960)          (960)
                                         -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1998              20,500,000          4,100                        (5,621)        (1,521)

Cancellation of common shares             (9,750,000)

Issuance of common stock during
  private placement, net                   8,378,920         15,029        403,917                       418,946

Stock options granted to officer                                            20,000                        20,000

Net loss for the year ended
  December 31, 1999                                                                       (93,368)       (93,368)
                                         -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999              19,128,920         19,129        423,917        (98,989)       344,057

Net loss for the year ended
  December 31, 2000                                                                      (103,116)      (103,116)
                                         -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000              19,128,920    $    19,129    $   423,917    $  (202,105)   $   240,941
                                         ===========    ===========    ===========    ===========    ===========


See accompanying independent auditors' report and notes to financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                               From inception on
                                                         Year ended          Year ended       December 18, 1992 to
                                                      December 31, 2000   December 31,1999     December 31, 2000
                                                      -----------------   ----------------     -----------------
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                $(103,116)          $ (93,368)          $(202,105)
                                                          ---------           ---------           ---------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES -
   services in exchange for stock options                      --                20,000              20,000

INCREASE (DECREASE) IN LIABILITIES -
  accrued expenses                                           (4,513)              7,585               4,593
                                                          ---------           ---------           ---------

          Total adjustments                                  (4,513)             27,585              24,594
                                                          ---------           ---------           ---------

          Net cash used for operating activities           (107,629)            (65,783)           (177,512)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES -
  proceeds from issuance of common stock                       --               418,946             423,046
                                                          ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                            (107,629)            353,163             245,534
CASH, beginning of period/year                              353,163                --                  --
                                                          ---------           ---------           ---------

CASH, end of period/year                                  $ 245,534           $ 353,163           $ 245,534
                                                          =========           =========           =========



See accompanying independent auditors' report and notes to financial statements.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




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

          On January 9, 1996, the name of the Company was changed to the Old American Flintlock Company.

          On February 11, 1998, the name of the Company was changed to American Flintlock Company.

          On May 18, 1999, the name of the Company was changed to PageActive Holdings, Inc.

     BUSINESS ACTIVITY:

          The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by individuals and other companies desiring the perceived advantages of a publicly held corporation. As of March 13, 2001, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.

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

See accompanying independent auditors' report.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INCOME TAXES:

          The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

          The principal temporary difference is the federal net operating loss carryforwards, which was approximately $190,000 and $90,000 at December 31, 2000 and 1999, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured. Federal net operating loss carryforward starts to expire on December 31, 2018. In the event of a business combination, the utilization of the available net operating loss carryforward may be significantly limited.

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


(2)  STOCKHOLDERS' EQUITY:

     On December 18, 1992, the Company issued 4,100,000 shares (pre-split of 5:1) of its $0.001 par value common stock in consideration for $4,100 in cash.

     On February 12, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 5,000,000 common shares to 50,000,000 common shares. The par value of the common shares was unchanged at $0.001. In addition, the preferred shares were increased from 1,000,000 shares to 10,000,000 shares. The par value of the preferred shares was unchanged at $0.001.

     On May 14, 1999, shareholders tendered for no consideration and the corporation cancelled 1,950,000 shares of common stock, thus reducing the total issued and outstanding common stock of the corporation to 2,150,000 (prior to stock split of 5:1).

     On May 14, 1999, after the cancellation of 1,950,000 shares of common stock, the corporation forward split its common stock on a 5:1 basis, thus increasing the number of issued and outstanding common shares from 2,150,000 to 10,750,000.

     During May and June 1999, the Company sold 8,378,920 shares of restricted Rule 144 common stock for cash proceeds of $418,946, exempt from registration pursuant to Regulation D of the Securities and Exchange Act of 1933.


See accompanying independent auditors' report.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




(3)  RELATED PARTY TRANSACTIONS:

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


(4)  STOCK OPTIONS:

     Pursuant to an employment agreement with an officer during 1999, the Company granted 500,000 common stock options (fully exercisable in any increments) to acquire 500,000 shares of common stock at an exercise price of $0.01 per share.

     In addition, on October 27, 2000, the Company granted 1,500,000 options to purchase 1,500,000 shares of common stock at $0.15 per share to its directors.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, $20,000 has been recognized as compensation expense relating to the options granted during the year ended December 31, 1999, which was the difference between the fair market value of the stock and the exercise price at the date of grant.




See accompanying independent auditors' report.

                            PAGEACTIVE HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

(4)      STOCK OPTIONS, CONTINUED:

         The number and weighted average exercise price of options granted during the year ended December 31, 2000 and 1999 are as follows:

                                                               2000                                   1999
                                               ------------------------------------   ------------------------------------
                                                  Number         Weighted Average        Number        Weighted Average
                                                of Options        Exercise Price       of Options       Exercise Price
                                                ----------        --------------       ----------       --------------
         Outstanding at beginning of year          500,000         $     0.01                 -            $       -
         Outstanding at end of year              2,000,000         $     0.12           500,000            $    0.01
         Exercisable at end of year              2,000,000         $     0.12           500,000            $    0.01
         Granted during year                     1,500,000         $     0.15           500,000            $    0.01
         Exercised during year                           -         $        -                 -            $       -

         Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                                                    December 31,      December 31,
                                                        2000             1999
                                                        ----             ----
                  Expected life                        5 Years          5 Years
                  Risk-free interest rate                6.50%            6.50%
                  Dividend yield                             -                -
                  Volatility                               70%              70%

         This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                                          December 31,          December 31
                                                                              2000                 1999
                                                                              ----                 ----
               Net loss, as reported                                     $    (103,116)       $    (93,368)
               Proforma net loss                                         $    (223,116)       $    (98,368)

               Basic and diluted historical loss per share               $       (0.01)       $      (0.01)
               Proforma basic and diluted loss per share                 $       (0.01)       $      (0.01)

See accompanying independent auditors' report.