Form 10QSB
period 2001-03-31
PAGE ACTIVE HOLDINGS INC /
filed 2001-05-07
CIK 1063104

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 000-27039

PAGEACTIVE HOLDINGS, INC.
(Name of small business issuer as specified in its charter)

NEVADA	88-0292249
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
318 N. CARSON STREET, SUITE 208, CARSON CITY, NV 89701
(Address of principal executive offices)

(954) 474-8177
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

As of May 1, 2001, the number of shares of Common Stock issued and outstanding was 19,128,920.

Transitional Small Business Disclosure Format (check one).   Yes ☐   No ☑

PAGEACTIVE HOLDINGS, INC.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

PAGEACTIVE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET - MARCH 31, 2001
(UNAUDITED)

ASSETS

Current assets -
cash		$225,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
accrued expenses		$7,000

Stockholders' equity:
Preferred stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-
Common stock; $0.001 par value, 50,000,000 shares authorized, 19,128,920 shares issued and outstanding	10,529
Additional paid in capital	432,517
Accumulated deficit	(224,283)
Total stockholders' equity		218,763
		$225,763

See accompanying notes to unaudited financial statements.

PAGEACTIVE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

	Three months ended March 31,		From inception on December 18, 1992 to
	2001	2000	March 31, 2001
	(Unaudited)		(Unaudited)
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
General and administrative expenses	22,178	30,990	224,283
Net loss	$(22,178)	$(30,990)	$(224,283)
Weighted average common equivalent shares outstanding -	19,628,920	19,628,920	19,628,920
Net loss per share, basic and diluted	$(0.001)	$(0.002)	$(0.011)

See accompanying notes to unaudited financial statements.

PAGEACTIVE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Three months ended March 31,		From inception on December 18, 1992 to
	2001	2000	March 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net loss	$(22,178)	$(30,990)	$(224,283)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Non-cash stock compensation	-	-	20,000
Changes in assets and liabilities:
Increase (decrease) in liabilities -
accrued expenses	2,407	(5,582)	7,000
Total adjustments	2,407	(5,582)	27,000
Net cash used for operating activities	(19,771)	(36,572)	(197,283)
Cash flows provided by financing activities -
proceeds from private placement, net	-	-	423,046
Net increase (decrease) in cash	(19,771)	(36,572)	225,763
Cash and equivalents, beginning of period	245,534	353,163	-
Cash and equivalents, end of period	$225,763	$316,591	$225,763

See accompanying notes to unaudited financial statements.

PAGEACTIVE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

On January 9, 1996, the name of the Company was changed to the Old American Flintlock Company.

On February 11, 1998, the name of the Company was changed to American Flintlock Company.

On May 18, 1999, the name of the Company was changed to PageActive Holdings, Inc.

Business Activity:

The Company’s plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by individuals and other companies desiring the perceived advantages of a publicly held corporation.  As of April 30, 2001, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation.

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

PAGEACTIVE HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
UNAUDITED NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(1)         Summary of Significant Accounting Policies, Continued:

Income Taxes:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

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

Interim Financial Statements:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the two years ended December 31, 2000 was filed during March 2001 with the Securities and Exchange Commission and is hereby referenced.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Employment Agreement
On May 20, 1999, the Company entered into an at-will employment agreement with its officer.  Pursuant to this agreement, the Company will pay an annual salary of $60,000, payable in equal bi-weekly installments, and also pay a reasonable monthly automobile and medical insurance allowance.  Additionally, the Company also granted 500,000 common stock options at an exercise price of $0.01 per share.  The underlying common shares have been included in the computation of net loss per share, as these are considered nominal issuances.

See accompanying unaudited financial statements.

ITEM 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and financial statements contained herein are for the three months ended March 31, 2001 and 2000.  The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

The following table sets forth, for the periods indicated, selected financial information for the Company:

	Three Months Ended March 31
	2001	2000
Net revenues	$-0-	$-0-
Cost of revenues	-0-	-0-
Gross profit	-0-	-0-
General and administrative expenses	22,178	30,990
Net loss	$(22,178)	$(30,990)
Net loss per share	$(0.001)	$(0.002)
Weighted average shares outstanding	19,628,290	19,628,920

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31, 2000

Revenues.

The Company had no revenues for either the three month period ended March 31, 2001 or the three month period ended March 31, 2000.

General, Administrative, and Selling Expenses.

The Company incurred costs of $22,178 for the quarter ended March 31, 2001 as compared to $30,990 for the quarter ended March 31, 2000.

Net Loss

The Company had a net loss of $22,178 for the quarter ended March 31, 2001 as compared to a net loss of $30,990 for the quarter ended March 31, 2000.

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

At March 31, 2001, the Company had outstanding current liabilities of approximately $7,000, consisting of accrued professional fees and overhead expenses.

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

1.          The following Exhibits are filed herein:            None.

2.          Reports on Form 8-K filed:                    None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAGEACTIVE HOLDINGS, INC
Dated: May 2, 2001	By: /s/ Earl T. Shannon
Earl T. Shannon, President,
Secretary, Treasurer, and Director