Form 10QSB
period 2001-06-30
TRIVANTAGE GROUP INC
filed 2001-08-20
CIK 1063104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-27039
                            (Commission file number)

                             TRIVANTAGE GROUP, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                  Nevada                               88-0292249
                  ------                               ----------
       (State or other jurisdiction                   (IRS Employer
     of incorporation or organization)             Identification No.)

             15303 Ventura Blvd., Suite 1510, Sherman Oaks, CA 91403
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 380-8180
                                 --------------
                           (Issuer's telephone number)

                           Page Active Holdings, Inc.
                           --------------------------
             318 N. Carson Street, Suite 208, Carson City, NV 89701
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 15, 2001 - 196,289,200 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                             TRIVANTAGE GROUP, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Balance Sheet as of June 30, 2001                       3

           Condensed Statements of Operations for the three
           and six months ended June 30, 2001 and 2000                       4

           Condensed Statements of Cash Flows for
           the six months ended June 30, 2001 and 2000                       5

           Notes to Condensed Financial Statements                         6-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                10

Item 2.    Change in Securities and Use of Proceeds                         10

Item 3.    Defaults Upon Senior Securities                                  10

Item 4.    Submission of Matters to a Vote of Security Holders              10

Item 5.    Other Information                                                10

Item 6.    Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  11

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                           TRIVANTAGE GROUP, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                       BALANCE SHEET - JUNE 30, 2001
                                (UNAUDITED)


                                   ASSETS

Current assets -
  Cash                                                             $    183,868
                                                                   ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
  Accrued expenses                                                 $      7,000


Stockholders' equity:
 Preferred stock; $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                                -
 Common stock; $0.001 par value, 300,000,000 shares
  authorized, 19,628,920 shares issued and outstanding                   11,029

 Additional paid in capital                                             437,017
 Accumulated deficit                                                   (271,178)
                                                                   ------------
              Total stockholders' equity                                176,868
                                                                   ------------

                                                                   $    183,868
                                                                   ============







               See accompanying notes to the financial statements


                             TRIVANTAGE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                             Six months ended         Three months ended          From inception on
                                                   June 30,                 June 30,              December 18, 1992
                                           2001         2000           2001         2000          to June 30, 2001
                                       -----------   -----------    -----------  -----------      -----------------
                                             (Unaudited)                  (Unaudited)                (Unaudited)

Revenues                               $         -   $         -    $         -  $         -      $               -


Cost of revenues                                 -             -              -            -                      -
                                       -----------   -----------    -----------  -----------      -----------------

Gross profit                                     -             -              -            -                      -
                                       -----------   -----------    -----------  -----------      -----------------
General and administrative expenses         69,073        55,144         46,895       24,154                271,178
                                       -----------   -----------    -----------  -----------      -----------------

Net loss                               $   (69,073)  $   (55,144)   $   (46,895) $   (24,154)     $        (271,178)
                                       ===========   ===========    ===========  ===========      =================

Weighted average common
  equivalent shares outstanding -       19,628,920    19,628,920     19,628,920   19,628,920             19,628,920
                                       ===========   ===========    ===========  ===========      =================

Net loss per share, basic and diluted  $    (0.004)  $    (0.003)   $    (0.002) $    (0.001)     $          (0.014)
                                       ===========   ===========    ===========  ===========      =================







               See accompanying notes to the financial statements

                             TRIVANTAGE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                    Six months ended         From inception on
                                                        June 30              December 18, 1992
                                                  2001             2000      to June 30, 2001
                                             ------------    -------------   -----------------
                                              (Unaudited)     (Unaudited)      (Unaudited)
Cash flows provided by (used for)
  operating activities:
    Net loss                                 $    (69,073)   $    (55,144)   $        (271,178)

Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
    Non-cash stock compensation                         -                -              20,000

Changes in assets and liabilities:
  Increase (decrease) in liabilities -
    Accrued expenses                                2,407           (5,582)              7,000
                                             ------------    -------------   -----------------
    Total adjustments                               2,407           (5,582)             27,000
                                             ------------    -------------   -----------------

    Net cash used for operating activities        (66,666)         (60,726)           (244,178)
                                             ------------    -------------   -----------------

Cash flows provided by financing activities:
  Proceeds from exercise of stock options           5,000                                5,000
  Proceeds from private placement, net                  -                -             423,046
                                             ------------    -------------   -----------------
  Net cash provided by financing activities         5,000                -             428,046
                                             ------------    -------------   -----------------

NET INCREASE (DECREASE) IN CASH                   (61,666)         (60,726)            183,868

CASH AND EQUIVALENTS, beginning of period         245,534          353,163                   -
                                             ------------    -------------   -----------------

CASH AND EQUIVALENTS, end of period          $    183,868    $     292,437      $      183,868
                                             ============    =============      ==============

Supplemental Cash Flow Information

The Company paid no interest or income taxes for the six months ended June 30, 2001 and 2000.




               See accompanying notes to the financial statements

                             TRIVANTAGE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

     On July 11, 2001, the name of the Company was changed to TriVantage Group, Inc.


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

          Equivalents
          -----------

          For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

          Concentration
          -------------

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                             TRIVANTAGE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               UNAUDITED NOTES TO FINANCIAL STATEMENTS, continued
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Income Taxes:

          The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

          The principal temporary difference is the federal net operating loss carryforwards, which was approximately $190,000 and $90,000 at December 31, 2000 and 1999, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured. Federal net operating loss carryforward starts to expire on December 31, 2018. In the event of a business combination, the utilization of the available net operating loss carryforward may be significantly limited. (See Subsequent Event).

     Interim Financial Statements:

          The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2000 was filed during March 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(2)  RELATED PARTY TRANSACTIONS:

     General
     -------
     The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             TRIVANTAGE GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
               UNAUDITED NOTES TO FINANCIAL STATEMENTS, continued
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


(3)  SUBSEQUENT EVENT:

     Change in Control of the Company
     --------------------------------
     On July 11, 2001, the Company completed an acquisition transaction (the "Acquisition") in accordance with a Plan of Reorganization and Acquisition dated June 1, 2001, with Sitestar Applied Technologies, Inc. ("Sitestar"), a wholly-owned subsidiary of Sitestar Corporation, a public company, located in Sherman Oaks, California. As a consequence of the Acquisition, Sitestar became a wholly-owned subsidiary of TriVantage Group, Inc. ("TriVantage") and Sitestar Corporation became a major shareholder owning 176,660,280 shares, representing approximately 90% of the total issued and outstanding common stock of TriVantage.

     Change in Management
     --------------------
     In addition, the management and directors were appointed and elected, respectively, by the new majority shareholders. Due to the change in control of the Company, this Acquisition will be accounted for as a reverse acquisition.

     Name Change
     -----------
     As a further consequence of the Acquisition, the name of the Company was changed to "TriVantage Group, Inc."

     Other
     -----
     Pursuant to the terms of the Acquisition, a cash payment of approximately $185,000 was paid to Winthrop Venture Management, Inc., a Company under the control of the former officer, for investment banking services. The Acquisition agreement and approval by the shareholders of the Company have been filed on Schedule 14C - Definitive Proxy with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to establish a new business and our planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of our development stage activities.

We have had no operations, nor any revenues since our inception.

PLAN OF OPERATIONS

Our primary activity currently involves seeking a company or companies that we can acquire or with whom we can merge. On July 11, 2001, we completed an acquisition transaction in accordance with a Plan of Reorganization and Acquisition dated June 1, 2001, with Sitestar Applied Technologies, Inc., a wholly-owned subsidiary of Sitestar Corporation, a public company, located in Sherman Oaks, California. As a consequence of the acquisition, Sitestar became a wholly-owned subsidiary of TriVantage Group, Inc. and Sitestar Corporation became a major shareholder owning 176,660,280 shares, representing approximately 90% of the total issued and outstanding common stock

RESULTS OF OPERATIONS

We have not generated any revenues for the three or six months ended June 30, 2001. During the six months ended June 30,2001 our only cash requirements were for overhead expenses such as salaries, accounting and legal. Our sole source of capital has been investment capital provided by third parties.

We incurred general and administrative expenses of $69,073 for the six months ended June 30, 2001 compared to $55,144 for the same period in 2000. The increase is due to higher legal and accounting fees. For the three months ended June 30, 2001, we incurred $46,895 in general and administrative expenses compared to only $24, 154 for the same period in 2000. The increase is due to higher legal and accounting fees related to the merger with Sitestar Applied Technologies.

LIQUIDITY AND CAPITAL RESOURCES

In May 1999, we raised $418,946 through the private sale of the 8,378,920 shares to one entity at a purchase price of $0.05 per share. This private offering is exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

At June 30, 2001, we had cash on hand of $183,868 and outstanding current liabilities of approximately $7,000, consisting of accrued professional fees and overhead expenses.

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to grow our business as a result of the recent merger. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRIVANTAGE GROUP, INC.



                                       By:  /s/ Frederick T. Manlunas
                                       ------------------------------
                                       Frederick T. Manlunas
                                       Executive Chairman


Date:  August 20, 2001