Form 10QSB
period 2001-09-30
TRIVANTAGE GROUP INC
filed 2001-12-14
CIK 1063104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 196,289,200 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                             TRIVANTAGE GROUP, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Balance Sheet as of September 30, 2001                 3

           Condensed Consolidated Statements of Operations for the three
           and nine months ended September 30, 2001 and 2000                4

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2001 and 2000                5

           Notes to Condensed Consolidated Financial Statements            6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 2.    Change in Securities and Use of Proceeds                        10

Item 3.    Defaults Upon Senior Securities                                 10

Item 4.    Submission of Matters to a Vote of Security Holders             10

Item 5.    Other Information                                               10

Item 6.    Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                 11

PART III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                      TRIVANTAGE GROUP, INC. AND SUBSIDIARY
                       BALANCE SHEET - SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS

Accounts receivable                                              $     19,975
Property and Equipment                                                  1,749
                                                                  -----------
Total Assets                                                     $     21,724
                                                                 ============
  Total Assets


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Deferred revenue                                                 $     15,225
Due to parent                                                         248,625
                                                                 ------------
  Total Liabilities                                                   263,850
                                                                 -------------

Stockholders' equity:
 Preferred stock; $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                              -
 Common stock; $0.001 par value, 300,000,000 shares
  authorized, 196,289,200 shares issued and outstanding              196,,289
Additional paid-in capital

 Accumulated deficit                                                 (438,415)
                                                                 ------------
              Total stockholders' deficit                            (242,126)
                                                                 ------------

                                                                 $     21,724
                                                                 ============




               See accompanying notes to the financial statements

                      TRIVANTAGE GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                             Nine months ended         Three months ended
                                               September 30,              September 30,
                                           2001         2000           2001         2000
                                       -----------   -----------    ----------  -----------
                                             (Unaudited)                  (Unaudited)

Revenues                               $   226,888   $   161,560    $  103,410   $   49,677


Cost of revenues                           140,237       159,351        38,561       53,825
                                       -----------   -----------    ----------  -----------

Gross profit                                86,651         2,209        64,849      ( 4,147)
                                       -----------   -----------    ----------  -----------
General and administrative expenses         74,263        70,868        46,477       27,679
                                       -----------   -----------    ----------  -----------

Net Profit / (loss)                    $    12,388   $   (68,661)   $   18,371   $  (31,827)
                                       ===========   ===========    ==========   ==========

Weighted average common
  equivalent shares outstanding -       58,832,982    19,628,920    58,832,982   19,628,920
                                       ===========   ===========    ==========   ==========

Net profit (loss) per share,
  basic and diluted                    $      0.00   $    (0.003)   $     0.00   $   (0.002)
                                       ===========   ===========    ==========   ==========







               See accompanying notes to the financial statements

                      TRIVANTAGE GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS


                                                      Nine months ended
                                                        September 30,
                                                     2001           2000
                                                 ----------      ----------
                                                 (Unaudited)     (Unaudited)
Cash flows provided by (used for)
  operating activities:
    Net profit (loss)                            $   12,388      $  (68,661)

Adjustments to reconcile net profit
(loss) to net cash used in operating
activities:
  Decrease (increase) in:
         Accounts receivable                        (21,826)         24,321
         Allowance                                   11,278          (6,168)
         Accumulated depreciation                     5,245           5,245
         Software development costs                       -          14,041
  Increase (decrease) in:
         Accrued liabilities                           (425)         (2,601)
         Deferred revenue                           (45,775)         61,000
                                                 ----------     -----------
    Net cash provided by (used for)
    operating activities                            (39,115)         27,178
                                                 ----------     -----------

Cash flows provided by (used in) financing
activities:
  Advances from Parent Company                       39,115         (27,178)
                                                 ----------     -----------
    Net cash provided by (used in) financing
    activities                                       39,115         (27,178)
                                                 ----------     -----------
NET INCREASE (DECREASE) IN CASH                           0               0

CASH AND EQUIVALENTS, beginning of period                 0               0
                                                 ----------     -----------

CASH AND EQUIVALENTS, end of period              $        0      $        0
                                                 ==========      ==========

Supplemental Cash Flow Information

The Company paid no interest or income taxes for the nine months ended September 30, 2001 and 2000.


               See accompanying notes to the financial statements

                      TRIVANTAGE GROUP, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by TriVantage Group (the "Company" or "TriVantage"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

As the sole operating entity, the financial statements of the Company represent the balance sheet, statements of operations and cash flows of Sitestar Applied Technologies, Inc., its wholly-owned subsidiary, for the periods presented (see
Note 3).


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.


NOTE 3 - ACQUISITION TRANSACTION

On July 11, 2001, TriVantage completed an acquisition transaction (the "Acquisition") in accordance with a Plan of Reorganization and Acquisition dated June 1, 2001, with Sitestar Applied Technologies, Inc. ("Sitestar"), a wholly-owned subsidiary of Sitestar Corporation, a public company, located in Sherman Oaks, California. As a consequence of the Acquisition, Sitestar became a wholly-owned subsidiary of TriVantage and Sitestar Corporation became a major shareholder owning 176,660,280 shares, representing approximately 90% of the total issued and outstanding common stock of TriVantage.

                      TRIVANTAGE GROUP, INC. AND SUBSIDIARY
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 3 - ACQUISITION TRANSACTION, Continued

     Change in Management
     --------------------
     In addition, the management and directors were appointed and elected, respectively, by the new majority shareholders. Due to the change in control of the Company, this Acquisition is accounted for as a reverse acquisition.

     Name Change
     -----------
     As a further consequence of the Acquisition, the name of the Company was changed from PageActive Holdings, Inc. to TriVantage Group, Inc."

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

The financial statements of TriVantage have been consolidated into the financial statements of its parent, Sitestar Corporation, a technology holding company, in Sitestar Corporation's quarterly report on Form 10-QSB for the quarter ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes appearing herein. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

On July 11, 2001, TriVantage completed an acquisition transaction (the "Acquisition") in accordance with a Plan of Reorganization and Acquisition dated June 1, 2001, with Sitestar Applied Technologies, Inc. ("Sitestar"), a wholly-owned subsidiary of Sitestar Corporation, a public company, located in Sherman Oaks, California. As a consequence of the Acquisition, Sitestar became a wholly-owned subsidiary of TriVantage and Sitestar Corporation became a major shareholder owning 176,660,280 shares, representing approximately 90% of the total issued and outstanding common stock of TriVantage.

Sitestar has been in operation since 1995. Sitestar is a creator of online and Internet businesses providing Internet design consulting and Internet-based solutions to small to medium-sized companies and startup businesses. Sitestar helps its clients define Internet strategies to improve their competitive position and to design, architect, develop and implement solutions to execute those strategies.


RESULTS OF OPERATIONS

Three months Ended September 30, 2001 vs. September 30, 2000
------------------------------------------------------------

REVENUES. Revenue for the three months ended September 30, 2001 increased to $103,410 from $49,677. This is an increase of $53,733 or 108% from the three months ended September 30, 2000. This increase is attributed to an increase in the development of sales force automation applications for our various clients.

COST OF REVENUES. Costs of revenue for the three months ended September 30, 2001 decreased by $15,264 or 28% from $53,825 for the three months ended September 30, 2000 to $38,561 for the same period in 2001. The decrease is attributed to a re-alignment of our personnel utilization per engagement. Cost of revenue as a percentage of revenue decreased from 108% for the three months ended September 30, 2000 to 37.3% for the three months ended September 30, 2001. The decrease is attributed to a reduction in development personnel as mentioned above, which has significantly improved our gross margin.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended September 30, 2001 increased by $18,798 or 68% from $27,679 for the three months ended September 30, 2000 to $46,477 for the same period in 2001. The significant increase was attributed to an increase in our marketing efforts. However, as a percent of sales, S G & A decreased from 55.7% for the period in 2000 to 44.9% for the period in 2001.

Nine months Ended September 30, 2001 vs. September 30, 2000
-----------------------------------------------------------

REVENUES. Revenue for the nine months ended September 30, 2001 increased to $226,888 from $161,560. This is an increase of $65,328 or 40% from the nine months ended September 30, 2000. This increase is attributed to an increase in the development of sales force automation applications for our various clients.

COST OF REVENUES. Costs of revenue for the nine months ended September 30, 2001 decreased by $19,114 or 12% from $159,351 for the nine months ended September 30, 2000 to $140,237 for the same period in 2001. The decrease is attributed to a re-alignment of our personnel utilization per engagement . Cost of revenue as a percentage of revenue decreased from 98.6% for the nine months ended September 30, 2000 to 61.8% for the nine months ended September 30, 2001. The decrease is attributed to to a reduction in development personnel as mentioned above , which has significantly improved our gross margin.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the nine months ended September 30, 2001 increased by $3,395 or 4% from $70,868 for the nine months ended September 30, 2000 to $74,263 for the same period in 2001. The increase was attributed to an increase in our marketing efforts . However, as a percent of sales, S G & A decreased from 43.9% for the period in 2000 to 32.7% for the period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

Our business plan has required, and is expected to continue to require, substantial capital to fund the growth of our operations, capital expenditures, and expansion of sales and marketing capabilities and acquisitions.

We believe that our existing cash and cash equivalents, will not be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have been supplementing our working capital requirements from capital advances from our parent company, Sitestar Corporation. We anticipate to continue this arrangement until the Company raises its own capital through various sources. Additional financing may not be available when needed or, if available, such financing may not be on terms favorable to our shareholders or us. If such sources of financing are insufficient or unavailable, or if we experience shortfalls in anticipated revenue or increases in anticipated expenses, we may need to slow down or stop the expansion of our software and content development division and reduce our marketing and development efforts. Any of these events could harm our business, financial condition or results of operations.

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


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

     Per the Plan of Reorganization and Acquisition dated June 1, 2001, the Company issued 176,660,280 restricted shares of common stock. Exemption from the registration provisions of the Securities Act of 1933 for this transaction is claimed under Section 4(2) of the Securities Act of 1933 on the basis that such transaction did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

         Registrant filed a current report on Form 8-K dated July 11, 2001 to report changes in control of Registrant, the acquisition of Sitestar Applied Technologies, Inc. and resignations of directors and executive officers.

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


Date:  December 14, 2001