Form 10KSB
period 2001-12-31
PROTEO INC
filed 2002-05-10
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

     [    ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the transition period from _________ to _________

     Commission File No. 0-30728


                                  PROTEO, INC.
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                      88-0292249
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                 Identification Number)

                         2775 MESA VERDE EAST, F#101
                        COSTA MESA, CALIFORNIA, 92626
              (Address of Principal Executive Offices) (Zip Code)

                              (949) 979-7074
                       (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, par value $0.001
                            (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]   No  [  ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  -0-

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) As of March 31, 2002, the Issuer had 7,325,444 shares of common stock held by non-affiliates. There does not currently exist a stable market for which to accurately determine the Issuer's market value at this time.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,414,444

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes No  [ X ]

                                TABLE OF CONTENTS

                                     PART I


Item 1          Description of Business.

Item 2          Description of Property

Item 3          Legal Proceedings

Item 4          Submission of Matters to a Vote of Security Holders.

                                     PART II

Item 5          Market for Common Equity and Related Stockholder Matters.

Item 6          Management's Discussion and Analysis or Plan or Operations.

Item 7          Financial Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section
          16(a) of the Exchange Act.

Item 10        Executive Compensation

Item 11        Security Ownership of Certain Beneficial Owners and Management.

Item 12        Certain Relationships and Related Transactions.

Item 13        Exhibits and Reports on Form 8-K.

                                     PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY  OVERVIEW

     Proteo, Inc. (the "Company") is a Nevada corporation formed on December 18, 1992. The Company was originally incorporated as The Flintlock Company. Later it was necessary for the Company to change its name to The Old American Flintlock Company when it was reinstated on January 9, 1996. Then, on February 12, 1998, the Company changed its name to American Flintlock Company. On May
18, 1999, the Company changed its name to Page Active Holdings, Inc. On or about July 11, 2002, the Company changed its name to Trivantage Group, Inc. On January 15, 2002, in anticipation of a share exchange with Proteo, Inc., a Nevada corporation ("Old Proteo") which was effectuated on April 25, 2002 (the "Share Exchange"), the Company changed its name to Proteo, Inc. Previously, the Company has been in the developmental stage since inception and has little or no operating history other than organizational matters. Subsequent to the Share Exchange, the Company will continue research and development of Old Proteo's pharmaceuticals based on the human protein Elafin.

     Old Proteo was incorporated in the State of Nevada and began operations in November 2000. In December 2000, Old Proteo entered into a Reorganization and Stock Exchange Agreement with Proteo Biotech AG, a German corporation located in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of Proteo Biotech AG exchanged their common stock for an aggregate of 2,500,000 shares of Old Proteo's common stock. As a result, Proteo Biotech AG (the "Subsidiary") is currently a wholly owned subsidiary of Old Proteo, which is now a wholly owned subsidiary of the Company.

DESCRIPTION  OF  BUSINESS

     The Company and the Subsidiary intend to develop, manufacture, promote, and market pharmaceuticals and other biotech products. However, we do not believe that any of our planned products will produce sufficient revenues in the next six years to support us financially. We currently expect to only sell small quantities of these products in the first few business years. We intend to identify and develop other potential products. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, and market proprietary products. The products and technologies we intend to develop will require significant commitments of personnel and financial resources.

     Our business strategy is focused on the development of pharmaceuticals based on human protein. Specifically, we intend to initially focus our research on the development of drugs based on the human protein Elafin. We believe that Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post-surgery damage to tissue, and complications resulting from organ transplantation.

     Elafin is a human protein that naturally occurs in human skin, lungs and the mammary gland. Elafin is an elastase inhibitor which inhibits the activity of two enzymes called elastase and proteinase 3. Both of these enzymes are known to be involved in the breakdown of tissue in various inflammatory diseases. Elafin is believed to protect cells containing it against destruction by these enzymes. We intend to utilize Elafin as a drug in the treatment of various diseases and injuries.

     We believe that Elafin may be useful as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery) or by removal of blood-clots in the coronary vessels (lyse therapy). Utilizing this methods, the mortality of patients suffering from cardiac infarction is reduced from approximately 8% to 12% during clinical treatment. The remaining deaths are mainly a result of inflammation of the heart muscle after the cardiac infarction, which causes the destruction of the affected muscle tissue. Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted.

     Elafin may also be useful in the treatment of the seriously injured. Similar to damage of heart muscles as described above, much of the damage caused by serious injuries appear after the injury causing event (e.g.: traffic accidents). In emergency treatment following accidents, the blood supply, nerve fibers and the stability of bones and joints are given priority. Due to blood supply deficiencies, inflammation will occur in injured muscles and in injured vessels. Because muscles may be destroyed by the inflammation, limbs may have to be amputated despite successful surgeries. Elafin may protect muscles against damage caused by inflammation. In animal experiments, rat legs treated with Elafin remained almost unaffected, although the blood supply of the leg was cut off for six hours.

     Elafin may also be used in the course of heart transplantation. To transplant hearts successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damages caused by blood supply deficiencies. Animal experiments have shown that treatment solely with Elafin may avoid rejection of transplanted hearts.

     Other preliminary data indicate that Elafin may be useful in a broad range of other applications whether pharmaceutical or not. Therefore, we will attempt to encourage other scientists, research centers as well as other companies to do research and development on Elafin for other applications than described above. For example, Elafin may also be effective in the treatment of dermatological diseases and defects, or as ingredient in cosmetics.

     Proteo owns licenses to exclusively develop products based on patents and filings relating to Elafin, including nine patents already issued and another four patent applications already in the process of patent office reviews. Of the issued patents, two patents were issued in the U.S.

     Further, Proteo intends to engage in the research and development of other drugs and biotechnical products based on human protein. We may also be able to implement unique technologies and biotechnological production procedures that may enable the Company to offer related services to other companies.

     We have received a grant in the amount of 766,000 Euro (approximately $700,000) from the government of the German state Schleswig-Holstein for the research and pre-clinical development of the our pharmaceuticals based on the human protein Elafin. Such grant required that the Company prove its economical ability to cover at least 50% of the project costs on its own as well as the achievement of milestones. The grant will be paid as reimbursement of 50% of related expenses over the next two years.

     Initially, Proteo will focus on the development of a production procedure for Elafin and the initiation of clinical trials to achieve governmental approval for the use of Elafin as a drug. After development of production procedures have been achieved, we will initiate pre-clinical and subsequently, Phase 1, 2, and 3 clinical trials to determine the safety and effectiveness of Elafin as a drug.

     Our goals for German (CE Mark) approval on our initial product designed for patients suffering from serious injuries is targeted for 2007 and U.S. (FDA) approval in 2010. It should be noted that this specialized application, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

THE  SUBSIDIARY

     In December 2000, Old Proteo entered into a stock exchange agreement with the shareholders of Proteo Biotech AG and acquired all of the issued and outstanding capital stock of Proteo Biotech AG, a German corporation, with its principal place of business located in Kiel, Germany. Proteo Biotech AG will be the only subsidiary of Proteo.

     Proteo Biotech AG was formed in Kiel, Germany, on April 6, 2000. Proteo Biotech AG is in the business of developing a pharmaceutical based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of Proteo Biotech AG is currently Ulrich Glaeser. The directors of Proteo Biotech AG are Prof. Oliver Wiedow, MD., Birge Bargmann and Barbara Kahlke, MD.

     To date, our Subsidiary has not had any profitable operations. Furthermore, we do not anticipate that we will have profitable operations in the near future.

COLLABORATION  WITH  OTHER  COMPANIES

     In an effort to provide the Company with some revenue which will be utilized in the implementation of our business plan, our Subsidiary plans periodically to provide research and development and manufacturing services as a sub-contractor and/or consultant to unaffiliated companies which do not compete with the Company. We plan to explore such opportunities if deemed advantageous to the Company.

COMPETITION

     The market for our planned products and technologies is highly competitive, and we expect competition to increase. We will compete with many other health care research product suppliers, most of which will be larger than Proteo. Some of our anticipated competitors offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over Proteo with respect to such products and technologies. Additionally, many of our competitors have, and will continue to have, greater research and development, marketing, financial and other resources than us and, therefore, represent and will continue to represent significant competition in our anticipated markets. As a result of their size and the breadth of their product offering, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for us. It is anticipated that we will benefit from their participation in selected markets, which, as they expand, may attract the attention of our competitors. The business of research and development of pharmaceuticals for the treatment of cardiac infarction is intensely competitive. Major companies with immense financial and personal resources are also engaged in this field.

     Currently, we are not aware of any substance available in the market with similar effectiveness to Elafin. Elastase inhibitors such as Elafin, which may be applied to humans, have been under research and development in the pharmaceutical industry for more than ten years. Currently, there have been more than 200 related patents granted. Most of these substances are produced synthetically, and are not applicable in the treatment of cardiac infarctions. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. Three other substances under development, ZD8321, ZD0892 and ONO-5046 are artificial elastase inhibitors, which may have comparable effectiveness to that of Elafin.

Secretory  Leukoprotease  Inhibitor  (SLPI)

     Amgen, Inc. is the owner of the patent for SLPI. Amgen purchased this patent by acquiring Synergen, Inc. SLPI is quite similar to Elafin. Nevertheless, SLPI has some disadvantages in its intended application in the treatment of cardiac infarctions and in the treatment of serious injuries. It is only effective against one (leukocyte-elastase) of the two (leukocyte-elastase and proteinase 3) major enzymes which destroy tissue, while Elafin has shown effectiveness against both. Therefore, Elafin is probably of higher effectiveness. Furthermore, SLPI is not as stable as Elafin, which is a disadvantage in its distribution as a drug. SLPI was discovered much earlier than Elafin, therefore, the remaining term of the covering patent should be shorter than that related to Elafin. Amgen does not mention the development of SLPI as a drug in its annual report of 1998.

Alpha-1-antitrypsin

     Human blood contains relatively large amounts of alpha-1-antitrypsin naturally. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and of other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Additionally, alpha-1-antitrypsin is very difficult to produce. The existing biotechnological procedure to produce alpha-1-antitrypsin is to use genetically manipulated sheep, which produce 1-Antitrypsin in their milk. Existing flocks of sheep do not produce sufficient amounts of alpha-1-antitrypsin. As a result, experiments involving cloning of sheep (such as "Dolly") have been performed to produce a better flock of sheep compatible with the production of alpha-1-antitrypsin.

Recombinant  monocyte/neutrophil  elastase  inhibitor  (rM/NEI)

     This compound of human descent is currently under development for the use in cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights for this compound.

ZD8321  and  ZD0892

     Both ZD8321 and ZD0892 have been developed by AstraZeneca with the intention of treating lung diseases. However, AstraZeneca has recently suspended both inhibitors from their research and development pipeline.

ONO-5046  (Sivelestat)

     Ono Pharmaceutical Co. Ltd., Japan is currently developing the synthetic elastase inhibitor ONO-5046 (Sivelestat) for the use in adult respiratory distress syndrome and acute lung injury. In 2000 Eli Lilly has signed a letter of intent with ONO Pharmaceutical Co., Ltd., on the development, manufacturing and marketing of Sivelestat.

GOVERNMENT  REGULATION

     Proteo and the Subsidiary are, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which Proteo believes it and the Subsidiary are in material compliance. Any future of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operation of Proteo and the Subsidiary.

     Because of the nature of the operations of Proteo and the Subsidiary and the use of hazardous substances and their ongoing research and development and manufacturing activities, Proteo and the Subsidiary are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although it is believed that Proteo and the Subsidiary are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of Proteo and the Subsidiary will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

     Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of Proteo and the Subsidiary, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

PATENTS,  LICENSES  &  ROYALTIES

     The Subsidiary owns licenses to exclusively develop products based on patents and filings including nine (9) patents already issued and another four
(4) patent applications already in the process of patent office reviews. Of the issued patents are two (2) patents which have been issued in the U.S.

     Prof. Wiedow, a director of the Company, will receive three percent (3%) of the gross revenues of Proteo and the Subsidiary from products based on patents of which he was the principal inventor. Further, Prof. Wiedow will receive license fees in the amount of approx. $100,000 ( 110,000) per year and a refund for all expenses to maintain the patents (patent fees, lawyers fees, etc.)

     AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent (2%) of the gross revenues of Proteo and the Subsidiary from products based on patents in which Prof. Wiedow was the principal inventor.

Proteo holds an exclusive license of those patents:

USA          US     5464822
USA          US     6245739
EU           EP     0402068
Japan        JP     2989853
Australia    AU     636148
Canada       CA     2018592
Finland      FI     902880
Ireland      IE     070520
Israel       IL     094602
New Zealand  NZ     233974
Norway       NO     177716
Portugal     PT     094326
South Africa ZA     9004461

EMPLOYEES

     Currently, Proteo has one full time employee, and Proteo Biotech AG has five employees. We expect the number of employees in the Subsidiary to increase to six in 2002.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

The Company began leasing approximately 1,100 square feet of administrative space in Costa Mesa, California at a monthly rental rate of $1,925 per month on September 1, 2000. This facility serves as the Company's headquarters. The lease is scheduled to terminate on August 31, 2002.

The Company's subsidiary Proteo AG has rented office space to serve as its headquarters of approximately 170 sqft at a monthly rental rate of $320 ( 350). This lease is expiring December 2003. Additional office space of approximately
1.500 sqft is rented at a monthly rental rate of $660 ( 726) and utility costs of $250 ( 276). The rental term is 10 years. Additionally, the subsidiary has rented facilities to carry out research and development of 2.800sqft at a monthly rental rate of $600 ( 660) and utility costs of $490 ( 536). The rental term is 10 years.


ITEM  3  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 9, the majority of the Company's shareholder voted to amend the Company's Articles of Incorporation and to change its name to Proteo, Inc.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service, the NASDAQ Bulletin Board, and the Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was originally listed on the NASDAQ Over-the-Counter Bulletin Board on April 2, 1998 under the trading symbol AFLK. On May 21, 1999, the Company's symbol was changed to PAHI. On October 12, 2001, the Company's symbol was changed to TVGE. In conjunction with the Company's name change to Proteo, Inc., the Company's symbol was changed to PTEO on January 28, 2002.

                         BID PRICES
     YEAR     PERIOD                      HIGH         LOW
                                         -------     -------
     1999      Third Quarter              20.00        0.50
               Fourth Quarter              1.50        0.25

     2000      First Quarter               1.00        0.15
               Second Quarter              0.50        0.14
               Third Quarter               0.25        0.06
               Fourth Quarter              0.25        0.06

     2001      First Quarter               N/A         N/A
               Second Quarter              N/A         N/A
               Third Quarter               N/A         N/A
               Fourth Quarter             34.50        3.00

     2002      First Quarter*               .51         .03
__________________
*Reflects reverse 1 for 150 reverse split effective January 28, 2002.

N/A - Not available.

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on February 28, 2002 was 1,737. Many of the shares of the Company's Common Stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On April 25, 2002, pursuant to an Agreement and Plan of Share Exchange, the Company issued an aggregate of 20,286,512 shares of its common stock to the shareholders of Proteo Marketing, Inc. The shares were issued without general solicitation in a private transaction to foreign residents and "accredited" domestic residents in an offering exempt from registration pursuant to Regulation S and D of the Securities Act of 1933.

ITEM  6.  PLAN  OF  OPERATIONS

CAUTIONARY  STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company's prior full fiscal year ending December 31, 2001 is not indicative of the Company's current business plan and operations. During the periods ending December 31, 2001 and December 31, 2000, the Company had little or no revenues and was in its development stages. After the Share Exchange, as previously discussed, the Company's current business plan was implemented. Therefore, this plan of operation will focus on the Company's current business plan and operations. For information concerning the Company's prior full fiscal years, the Company refers the reader to the financial statements provided under Part F/S, contained herein.

The Company does not currently generate any revenue from its operations and does not expect to report any revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's service, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.

Implementation Plan

The Company intends to specialize in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other application have yet to be determined.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. In order to conduct pre-clinical and clinical trials, the Company must first complete the research and development of an efficient production process in accordance with GMP (Good Manufacturing Practices) standards.

The Company's success will depend on its ability to implement efficient production process in accordance with GMP standards, to examine toxicology in animal experiments, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

In collaboration with a non-affiliated third party company, the Company has identified the yeast to be utilized in the production of Elafin and has ordered the third party to develop efficient clones of such yeasts. Simultaneously, the Company is attempting to optimize the yeast expression systems to increase efficient production of such yeasts. Also, the Company is in the process of equipping its recently rented facilities and to scale up its fermentation facilities to be able to produce sufficient amounts of Elafin for its research and development. The Company's management intends to have animal experiments on the toxicology as needed to enter governmental approval procedures in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company's wholly owned subsidiary, Proteo Marketing, Inc. has raised a total of $1,500,000 from the sale of 500,000 shares of common stock to a German broker / dealer. In addition, the Company sold 6,000,000 shares at $0.40 per share to the same entity in exchange for a promissory note in the amount of $2,400,000 bearing no interest. As of March 31, 2002, the Company's subsidiary has received approximately $212,000 from the note.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German state Schleswig-Holstein in the amount of approximately $700,000 ( 770,000). Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. As of March 31, 2002, the Company has received $170,000 of the grant which have been set off against related expenses.

The Company's cash was approximately $530,000 as of March 31, 2002. The Company's management assumes that the Company will not have significant revenues within the next years, and therefore the success and the business of the Company will depend mainly on its ability to utilize other means of funding as sale of stock, public funding or loans. However, there can be no assurance that the Company will be able to raise sufficient funds to support its product development and overall business.

CAPITAL  EXPENDITURES

TheEXPENDITURES Company intends to equip its rented facilities to be eligible for the Company's research and development. The costs are estimated at approximately $350,000.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 11, 2002, the Board of Directors of the Company approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2001 to replace Stonefield Josephson, Inc. (Stonefield Josephson"). The Company did not consult with Squar Milner on any matters prior to their retention.

The report of Stonefield Josephson on the Company's financial statements for the fiscal year ended December 31, 2000, and the related statements of operations, stockholder's equity and cash flows for the two years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and any subsequent interim period, there were no disagreements with Stonefield Josephson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Stonefield Josephson would have caused Stonefield Josephson to make reference to the matter in their report.

Effective March 29, 2002, the Board of Directors of the Company dismissed Squar, Milner, Reehl & Williamson ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2001 and approved the re-engagement of Stonefield Josephson, Inc. ("Stonefield Josephson") as Squar Milner's replacement. Stonefield Josephson had previously been the Company's independent auditors. The decision to change auditors was approved by the Company's Board of Directors.

Squar Milner had not audited or reviewed any of the Company's financial statements or issued any other report to the Company. Since the date of their engagement on February 11, 2002, there have been no disagreements with Squar Milner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Squar Milner would have caused Squar Milner to make reference to the matter in their report.

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFCIERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current and incoming directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

     Name                         Age     Positions

     Joerg  Alte                   41     President,  Chief  Executive Officer,
                                          Chief Financial Officer, and Director

     Professor Oliver Wiedow, MD.  44     Director

     Birge  Bargmann               41     Director

     Holger  Pusch                 45     Director

     Ulrich  Glaeser               44     Secretary  and  Director

     Hartmut  Weigelt,  Ph.D.      56     Director

Biographical  Information:

     Joerg Alte, currently serves as the President, Chief Executive Officer, Chief Financial Officer and Director of the Company. Mr. Alte is a German lawyer by training and practice. After studying law and passing his second state examination, he worked for more than three years at a German law office predominantly engaged in economic and corporate laws with both public and private company clients engaged in international business. Subsequently, Mr. Alte worked as a legal advisor with a German diagnostic company, where he also practiced German and U.S. Securities laws. From November 1998 to April 2000, Mr. Alte served as President and CEO for Sangui BioTech International, Inc., a publicly traded company.

     Prof. Oliver Wiedow, M.D., currently serves as a Director of the Company. Since 1985 Professor Wiedow has served as physician and scientist at the University of Kiel, Germany. Currently, Prof. Wiedow is a Professor of dermatology, venerology and allergology at the university's dermatological clinic. Mr. Wiedow discovered Elafin in human skin and has researched its biological effects. He has knowledge in biochemistry which is needed for the production of Elafin.

     Birge Bargmann, currently serves as a Director of the Company. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the dermatological clinic of the University of Kiel. She co-developed and carried out procedures to detect and to clean up Elafin.

     Holger Pusch, currently serves as a Director of the Company. Mr. Pusch is presently employed by Agfa-Gaevert. For the last 15 years, Mr. Pusch has worked in different marketing and sales functions for major German companies, among others as Director of Marketing and Division Leader.

     Ulrich Glaeser, currently serves as Secretary and as a Director of the Company. Before joining Proteo AG as Chief Executive Officer in May 2001, Mr. Glaeser was sales and marketing manager at Draeger ProTech GmbH in Luebeck, Germany. In addition to his degrees in economics and engineering, he has a Master of Business Marketing (MBM) degree from the Free University of Berlin.

     Hartmut Weigelt, Ph.D., currently serves as a Director of the Company. Since 1996, Mr. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Between 1995 and 1996, Mr. Weigelt was the Director of Environmental Agency for the city of Dortmund, Germany. From 1992 to 1994 Mr. Weigelt served as the managing directgor of Environmental Resources Management GmbH. From 1989 to 1992 Mr. Weigelt worked as the Director for Environmental Risk-Analysis and Business Coordination for Gerling AG (a large German insurance company). From 1987 to 1989 Mr. Weigelt worked as the Director for Drug-Development-Coordination of Schering AG (a German pharmaceutical company). Between 1972 to 1985, Mr. Weigelt worked for Max-Planck-Institute for
Systems-Physiology. Mr. Weigelt was also a co-founder of the first German private university, Witten/Herdecke. Mr. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

     The following Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 1998 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 1998 and 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Earl T. Shannon       2000      $   60,000        -0-             -0-           -0-        500,000      -0-         -0-
(President,
Secretary,
Treasurer, Director)  1999      $   60,000        -0-             -0-           -0-        500,000      -0-         -0-


(1)     Mr. Shannon is no longer affiliated with the Company.




                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Earl T. Shannon         500,000                    33.3%                    $0.15          10/27/05


(1)  These options have all been terminated.





                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Earl T. Shannon            -0-                    -0-                         -0-                       -0-


Compensation of Directors

     The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group. The address for all of the following entities and individuals is c/o Proteo, Inc., 2775 Mesa Verde Drive East, #F101, Costa Mesa, CA 92626.


                              Name and Address of     Amount and Nature of       Percent
Title of Class                Beneficial Owner        Beneficial Ownership (1)   of Class
----------------------------  ----------------------  ------------------------   --------
Common                        Oliver Wiedow
Stock                                                      10,680,000            52.31%

Common                        Birge Bargmann
Stock                                                       2,000,000             9.80%

Common                        Holger Pusch
Stock                                                          20,000             0.10%

Common                        Ulrich Glaeser
Stock                                                         100,000             0.49%

Common                        Hartmut Weigelt
Stock                                                         150,000             0.73%

Common                        Joerg Alte
Stock                                                         140,000             0.69%

Common                        All officers and directors
Stock                          as a group (6 persons)      13,090,000            64.12%


(1)     Based on 20,415,444 shares outstanding.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 25, 2001, the Company entered into an Agreement and Plan of Share Exchange with Proteo Marketing, Inc. whereby all of the shareholders of Proteo Marketing, Inc. would exchange their shares Proteo Marketing's common stock in exchange for 20,286,512 on a one-for-one basis. As a result, of the transaction, effective April 26, 2002, Proteo Marketing, became a wholly owned subsidiary of the Company.

     On December 28, 2001, the Company entered into the Shell Acquisition Agreement which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Many of the directors and officers of Proteo Marketing, Inc. became directors, officers of the Company.

     The Company has agreed to pay Prof. Wiedow, a director of the Company, three percent (3%) of the gross revenues of Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees in the amount of 110,000 Euro (approximately $100,000) per year and a refund for all expenses needed to maintain the patents (e.g., patent fees, lawyers fees, etc).

     AstraZeneca, Inc. (formerly Zeneca, Inc., formerly ICI Pharmaceuticals, Inc.) has held the patents for Elafin (Proteo's primary product) for several years and has significantly contributed to the current knowledge. Therefore, the Company has agreed to pay AstraZeneca Inc. 2% of the gross revenues of Proteo and the Subsidiary from products based on patents in which Prof. Wiedow was the principal inventor.

     The officers and directors of the Company may be engaged in other businesses, either individually or through partnerships and corporations in which they have ownership interests, hold offices or serve on Boards of Directors.

     The Company will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to the Company and the Company's shareholders as fiduciaries.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

EXHIBIT
NO.     DESCRIPTION

2.1+    Agreement and Plan of Share Exchange

3.1*    Articles of Incorporation, dated December 18, 1992

3.2*    Amendment to Articles of Incorporation, dated October 31, 1996

3.3*    Amendment to Articles of Incorporation, dated February 12, 1998

3.4*    Amendment to Articles of Incorporation, dated May 18, 1999

3.5     Amendment to Articles of Incorporation, dated July 18, 2001

3.6     Amendment to Articles of Incorporation, dated January 11, 2002

3.7+    Articles of Share Exchange, dated April 25, 2002

3.8*    By-Laws, dated December 18, 1992

21      Subsidiaries of the Registrant

________________________
+ Incorporated by reference from the Company's Current Report on Form 8-K filed on May 6, 2002

* Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the SEC on March 2, 1999.

(B)  REPORTS  ON  FORM  8-K

On January 15, 2002, the Company filed a Current Report on form 8-K reporting a change in control.

On February 15, 2002, as amended on February 27, 2002, the Company filed a Current Report on form 8-K reporting a change in its auditors of record.

On April 5, 2002, Company filed a Current Report on form 8-K reporting a change in its auditors of record.

On April 5, 2002, Company filed a Current Report on form 8-K reporting the completion of its Share Exchange with Proteo Marketing, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9,  2002

                                     PROTEO, INC
                                     (Registrant)

                                     By: /s/  Joerg  Alte
                                     --------------------------
                                     Joerg Alte,
                                     Chief Executive Officer,
                                     Chief Financial Officer and Director

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                         Capacity            Date
     ---------------------------------------------------------------

     Professor Oliver Wiedow, MD.      Director          May 9, 2002

     Birge  Bargmann                   Director          May 9, 2002

     Holger  Pusch                     Director          May 9, 2002

     Ulrich  Glaeser                   Director          May 9, 2002

     Hartmut  Weigelt,  Ph.D.          Director          May 9, 2002

                         INDEPENDENT AUDITORS' REPORT


Board  Of  Directors
Proteo,  Inc.
Sherman  Oaks,  California

We have audited the accompanying balance sheet of Proteo, Inc. (formerly Trivantage Group, Inc.) as of December 31, 2001, and the related statements of operations, stockholder's deficiency and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proteo, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





CERTIFIED  PUBLIC  ACCOUNTANTS


Santa  Monica,  California
April 12,  2002


                                  PROTEO, INC.

                        BALANCE SHEET - DECEMBER 31, 2001

                                     ASSETS




TOTAL ASSETS                                              $      -
                                                          ========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

TOTAL LIABILITIES                                         $      -

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock; $0.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding          $      -
   Common Stock; $0.001 par value, 300,000,000 shares
    authorized, 1,308,594 shares issued and outstanding      1,308
   Additional paid in capital                               (1,308)
   Accumulated deficit                                    $      -
                                                          --------
     Total stockholder's equity (deficiency)              $      -
                                                          --------

                                                          $
                                                          ========




See accompanying independent auditors' report and notes to financial statements.



                                          PROTEO, INC.

                                   STATEMENTS  OF  OPERATIONS





                                                                      Year ended          Year ended
                                                                      December 31, 2001   December 31, 2000
                                                                      ------------------  -------------------

REVENUE                                                               $               -    $               -

COST OF REVENUE                                                                       -                    -
                                                                      ------------------  -------------------

GROSS PROFIT                                                                          -                    -

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          -                    -
                                                                      ------------------  -------------------

INCOME (LOSS) FROM CONTINUED OPERATIONS                                               -                    -
                                                                      ------------------  -------------------


DISCONTINUED OPERATIONS:
  Income (loss) on discontinued operations, net of $0 tax effect                   8,321             (83,043)
  Gain on disposal of discontinued operations, net of $0 tax effect              150,625                   -
                                                                      ------------------  -------------------

NET INCOME (LOSS)                                                     $          158,946  $          (83,043)
                                                                      ==================  ===================

INCOME (LOSS) PER SHARE - basic and diluted
  Continued operations                                                $             0.01  $            (0.06)
  Discontinued operations                                                           0.12
                                                                      ------------------  -------------------
  Net income (loss)                                                   $             0.13  $            (0.06)
                                                                      ==================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING -
  basic and diluted                                                            1,308,594           1,308,594
                                                                      ==================  ===================


See accompanying independent auditors' report and notes to financial statements.



                                       PROTEO, INC.

                          STATEMENT OF STOCKHOLDER'S DEFICIENCY




                                                        Additional                 Total
                                     Common  stock        paid-in  Accumulated  stockholders'
                                   Shares       Amount    capital    deficit     deficiency
                                  ----------  --------- ---------- ---------   ----------
Balance at January 1, 2000        1,177,735   $  1,177   $(1,177)  $ (75,903)  $ (75,903)

Net loss                                  -          -         -     (83,043)    (83,043)
                                  ----------  --------- ---------- ---------   ----------

Balance at December 31, 2000      1,177,735      1,177    (1,177)   (158,946)   (158,946)

Shares issued for acquisition of
 PageActive Holdings, Inc.          130,859        131      (131)          -           -

Net loss                                  -          -         -     158,946     158,946
                                  ----------  --------- ---------- ---------   ----------

Balance at December 31, 2001      1,308,594   $  1,308   $(1,308)  $       -    $       -
                                  ==========  ========= ========== =========   ==========




See accompanying independent auditors' report and notes to financial statements.




                                           PROTEO, INC.

                                     STATEMENTS OF CASH FLOWS




                                                              Year ended          Year ended
                                                          December 31, 2001    December 31, 2000
                                                          ------------------  -------------------
NET INCOME / (LOSS) FOR DISCONTINUED OPERATIONS           $         158,946   $          (83,043)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES -
  due to parent, net                                               (158,946)  $           83,043
                                                          ------------------  -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of year

CASH AND CASH EQUIVALENTS, end of year                    $                -   $               -
                                                          ==================  ===================

SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION:
  During the years ended December 31, 2001 and 2000, the Company paid no income taxes and no interest.

SUPPLEMENTAL  DISCLOSURE  FOR  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
During the year ended December 31, 2001, the parent company repurchased all the assets and liabilities of the Company in exchange for cancellation of the amounts due to parent.


See accompanying independent auditors' report and notes to financial statements.

                                  PROTEO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

ORGANIZATION:

Proteo, Inc. (the "Company") was organized on December 18, 1992, under the laws of the State of Nevada as The Flintlock Company. On May 18, 1999, the name of the Company was changed from the American Flintlock Company to PageActive Holdings, Inc. On July 11, 2001, the name of the Company was changed to TriVantage Group, Inc. and on January 11, 2002, the name of the Company was changed to Proteo, Inc.

Sitestar Applied Technologies, Inc. ("SAT") was incorporated in Nevada on October 12, 2000. SAT is a wholly-owned subsidiary of Sitestar.net, Inc. ("SDN") which is a wholly-owned subsidiary of Sitestar Corporation. Upon the formation of SAT, SDN contributed all of the assets and liabilities of its development division to SAT in exchange for 100% of the issued and outstanding common stock of SAT.

MERGERS  AND  ACQUISITIONS:

On July 11, 2001, the Company completed an acquisition transaction (the "Acquisition") in accordance with a Plan of Reorganization and Acquisition dated June 1, 2001, with SAT. As a consequence of the Acquisition, SAT became a wholly-owned subsidiary of TriVantage Group, Inc. ("TriVantage") and Sitestar Corporation, the parent company of SDN became a major shareholder owning 1,177,735 shares, representing approximately 90% of the total issued and outstanding common stock of TriVantage. The acquisition of SAT by the Company has been accounted for as a reverse merger. Prior to the merger, the Company had no business activity and therefore pro forma operating results as if the acquisition had taken place at the beginning of the periods presented, have not been presented. For accounting purposes, SAT has been treated as the acquirer and accordingly, SAT is presented as the continuing entity, and the historical financial statements are those of SAT.

On December 28, 2001, SDN repurchased ("Repurchase") all of the assets and liabilities of SAT in exchange for the cancellation of the intercompany payable due to SDN, as of the date of the Repurchase. Also, on December 28, 2001, the Company entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Proteo, Inc., a Nevada corporation ("Old Proteo"), which results in a restructuring of the Company's management, Board of Directors, and ownership. In accordance with the Acquisition Agreement, Proteo, Inc. acquired 1,177,735 shares of the Company's common stock, representing approximately 90% of the issued and outstanding common stock of the Company.




See  accompanying  independent  auditors'  report.

                                  PROTEO, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

MERGERS  AND  ACQUISITIONS,  CONTINUED:

Upon completion of the Acquisition Agreement, the name of the Company was changed to Proteo, Inc. Simultaneously with the name change, the Company completed a one for one hundred fifty reverse stock split of its equity securities (all applicable share and share data has been adjusted for the reverse stock split). Following completion of the reverse stock split and the name change, the Company was to issue an aggregate of 20,286,512 shares to the shareholders of Proteo Marketing, Inc., a wholly owned subsidiary of Proteo, Inc. in consideration for their Proteo Marketing, Inc. shares to effect a reverse acquisition between the Company and Proteo Marketing, Inc. As of April 25, 2002, the reverse acquisition with Proteo Marketing, Inc. was completed.

BASIS  OF  PRESENTATION:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no operations. Management intends to seek a merger with a company that has sustainable operations.

USE  OF  ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

EXPENSE  ALLOCATIONS:

The Company is located and shares office space with its parent, Sitestar.net and as a result the two companies shares many of the general and administrative and overhead expense associated with operating the two companies. Principally, the allocation of general and administrative and overhead expenses are allocated to the Company based upon a percentage of its revenue compared to the revenue of its parent.

INCOME  TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


See  accompanying  independent  auditors'  report.

                                  PROTEO, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

LOSS  PER  SHARE:

In accordance with SFAS No. 128, "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company has no potentially dilutive securities.

COMPREHENSIVE  INCOME:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS:

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB
16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company adopted SFAS No. 141 on July 1, 2001 and the adoption had no material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.




See  accompanying  independent  auditors'  report.

                                  PROTEO, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED:

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.