Form 10QSB
period 2002-03-31
PROTEO INC
filed 2002-05-17
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March 31, 2002

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-27039

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.0001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]    No [   ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock         Outstanding as April 30, 2002
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  20,414,444



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                PROTEO, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

     Consolidated Balance Sheets at March 31, 2002 (Unaudited)

     Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2002

     Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2002

     Notes  to  Consolidated  Financial  Statements  (Unaudited)

Item 2.  Plan of Operations

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS



                                  PROTEO, INC.

                        BALANCE SHEET - MARCH 31, 2002
                                  (UNAUDITED)

                                   ASSETS
 Current assets -
    cash                                                                                $      -
                                                                                         -------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                                                                           -
 Stockholders' equity:
    Preferred stock; $0.001 par value, 10,000,000 shares authorized, no                 $      -
 shares issued and outstanding
    Common stock; $0.001 par value, 300,000,000 shares authorized, 1,308,594               1,308
 shares issued and outstanding
    Additional paid in capital                                                            (1,308)
    Accumulated deficit                                                                        -
                                                                                         -------
       Total stockholders' equity                                                              -
                                                                                         -------
                                                                                        $
                                                                                         -------


See accompanying notes to unaudited financial statements.

                               PROTEO, INC.
                         STATEMENTS OF OPERATIONS


                                                      Three months ended
                                                            March 31,
                                                          (Unaudited)
                                                        2002       2001
                                                     ---------  ---------
Revenues                                             $       -  $       -
 Cost of revenues                                            -          -
                                                     ---------  ---------
 Gross profit                                                -          -
                                                     ---------  ---------
 General and administrative expenses                         -     22,178
                                                     ---------  ---------
 Net loss                                            $       -    (22,178)
                                                     ---------  ---------
 Weighted average common equivalent shares           1,308,594  1,177,735
 outstanding -                                       ---------  ---------
 Net loss per share, basic and diluted               $       -   $  (0.02)
                                                     ---------  ---------

See accompanying notes to unaudited financial statements.


                                     PROTEO, INC.
                               STATEMENTS OF CASH FLOWS


                                                         Three months ended
                                                              March 31,


                                                          2002        2001
                                                       (Unaudited) (Unaudited)
 Cash flows provided by (used for) operating
 activities:
    Net loss                                            $       -   $ (22,178)

 Adjustments to reconcile net lossincome to net cash
 provided by (used for) operating activities:
       Non-cash stock compensation                              -           -
 Changes in assets and liabilities:
    Increase (decrease) in liabilities -
       accrued expenses                                         -       2,407
                                                        ______________________
       Total adjustments                                        -       2,407

       Net cash used for operating activities                         (19,771)
                                                        _______________________
 Cash flows provided by financing activities -
    proceeds from private placement, net                        -           -
 Net increase (decrease ) in cash                                     (19,771)

Cash and equivalents, beginning of period                              245,534
                                                        _______________________
 Cash and equivalents, end of period                     $      -     $225,763
                                                        _______________________


See accompanying notes to unaudited financial statements.

                             PROTEO, INC.
                UNAUDITED NOTES TO FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

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

                             PROTEO, INC.
                UNAUDITED NOTES TO FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (CONTINUED)

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

BASIS  OF  PRESENTATION:

The  accompanying  unaudited  interim  financial  statements  of  Proteo,  Inc.
("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form10-KSB.

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

                             PROTEO, INC.
                UNAUDITED NOTES TO FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (CONTINUED)

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

COMPREHENSIVE  INCOME:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption had no material impact on the Company's financial position or results of operations. The Company is evaluating any accounting effect, if any, arising from the recently issued SFAS No. 142, "Goodwill and Other Intangibles" on the Company's financial position or results of operations.

                             PROTEO, INC.
                UNAUDITED NOTES TO FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (CONTINUED)

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 on January 1, 2002 and the adoption had no material impact on the Company's financial position or results of operations.

(2) SUBSEQUENT EVENT

On December 28,2001, Proteo Marketing, Inc. (which at that time was known as "Proteo, Inc.") acquired approximately 90% of the issued and outstanding shares of the Company, Proteo, Inc. (which at the time was known as Trivantage Group, Inc.). Subsequent to the acquisition, the Company changed its name to Proteo, Inc. and old Proteo changed its name to Proteo Marketing, Inc. ("Old Proteo").

On April 25, 2002, the Company and Old Proteo entered into an Agreement and Plan of Share Exchange (the "Exchange Agreement") whereby the Company acquired all of the outstanding shares of Old Proteo in exchange for 20,286,512 of the Company's newly issued shares of common stock (the "Share Exchange"). As a result, Old Proteo became a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, and increases in general and administrative costs, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German state Schleswig-Holstein in the amount of approximately $700,000. Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. As of March 31, 2002, the Company has received $170,000 of the grant which have been set off against related expenses.

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

CAPITAL  EXPENDITURES

The Company intends to equip its rented facilities to be eligible for the Company's research and development. The costs are estimated at approximately $350,000.


                                      PART II
                                  OTHER INFORMATION



Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

On April 25, 2002, pursuant to an Agreement and Plan of Share Exchange, the Company issued an aggregate of 20,286,512 shares of its common stock to the shareholders of Proteo Marketing, Inc. The shares were issued without general solicitation in a private transaction to foreign residents pursuant to Regulation S of the Securities Act of 1933.

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

On April 5, 2002, Company filed a Current Report on form 8-K reporting the completion of its Share Exchange with Proteo Marketing, Inc.
The following documents are filed as part of this report:

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROTEO, INC.

                              By /s/ Joerg Alte
                              ----------------------------------
                              Joerg Alte
                              Chief Executive Officer & Chief
                              Financial Officer

Dated: May 15, 2002