Form 10QSB
period 2002-06-30
PROTEO INC
filed 2002-08-29
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30, 2002

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

   Title of each class of Common Stock         Outstanding as August 29, 2002
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  21,600,434



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                PROTEO, INC.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

          Unaudited  Condensed  Consolidated  Balance  Sheet  as
          of  June  30,  2002

          Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods
          Ended June 30, 2002 and 2001 and for the Period From November 22, 2000 (Inception) Through June 30, 2002

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2002 and 2001 and for the Period From November 22, 2000 (Inception) Through June 30, 2002

          Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

ITEM  1.  FINANCIAL  STATEMENTS

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                    UNAUDITED



                                     ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . .  $   691,465
Prepaid expenses and other current assets. . .       61,924
                                                    753,389

PROPERTY AND EQUIPMENT . . . . . . . . . . . .      246,192

                                                $   999,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities . . .  $   122,967
Accrued licensing fees . . . . . . . . . . . .      155,000
                                                    277,967

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
10,000,000 shares authorized; no shares issued
and outstanding. . . . . . . . . . . . . . . .            -
Common stock, par value $0.001 per share;
300,000,000 shares authorized; 21,600,434
shares issued and outstanding. . . . . . . . .       21,601
Additional paid-in capital . . . . . . . . . .    3,613,513
Stock subscriptions receivable . . . . . . . .   (1,676,324)
Accumulated other comprehensive income . . . .       47,627
Deficit accumulated during development stage .   (1,284,803)
                                                    721,614
                                                ------------

                                                $   999,581

See accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2002
                                    UNAUDITED

                                                                                          NOVEMBER
                                                                                          22, 2000
                                           THREE-      THREE-                            (INCEPTION)
                                           MONTHS      MONTHS     SIX-MONTHS  SIX-MONTHS  THROUGH
                                         ENDED JUNE  ENDED JUNE   ENDED JUNE  ENDED JUNE   JUNE 30,
                                          30, 2002    30, 2001    30, 2002    30, 2001       2002
                                         ----------  ----------  ----------  ----------  ------------

REVENUES
                                        $        -   $       -    $      -    $      -   $         -
EXPENSES
General and Administrative. . . . . . .    622,416      58,759     762,797     134,433     1,121,731
Research and Development, net of grants     20,152      30,081      93,679      47,848       175,561
                                         ----------  ----------  ----------  ----------  ------------
                                           642,568      88,840     856,476     182,281     1,297,292

INTEREST INCOME . . . . . . . . . . . .      2,884           -       6,034           -        12,489
                                         ----------  ----------  ----------  ----------  ------------

NET LOSS. . . . . . . . . . . . . . . .   (639,684)    (88,840)   (850,442)   (182,281)   (1,284,803)

FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS . . . . . . . . . . . .     94,396      (5,137)     68,120      (9,068)       47,627
                                         ----------  ----------  ----------  ----------  ------------

COMPREHENSIVE LOSS. . . . . . . . . . .  $(545,288)  $ (93,977)  $(782,322)  $(191,349)  $(1,237,176)
                                         ==========  ==========  ==========  ==========  ============
BASIC AND DILUTED LOSS PER
COMMON SHARE. . . . . . . . . . . .  $   (0.03)  $   (0.01)  $   (0.04)  $   (0.02)
                                     ==========  ==========  ==========  ==========

WEIGHTED  AVERAGE  NUMBER  OF
COMMON  SHARES OUTSTANDING               21,239,000   7,410,000  20,766,000  7,390,000
                                     ==========  ==========  ==========  ==========


See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001, AND
   FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2002
                                    UNAUDITED




                                                                        NOVEMBER
                                                                        22, 2000
                                                                      (INCEPTION)
                                            SIX-MONTHS   SIX-MONTHS     THROUGH
                                            ENDED JUNE   ENDED JUNE     JUNE 30,
                                             30, 2002     30, 2001        2002
                                           -----------  -----------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss. . . . . . . . . . . . . . . . .  $ (850,442)  $ (182,281)  $(1,284,803)
Changes in operating assets and
     liabilities:
Prepaid expenses and other current
   assets . . . . . . . . . . . . . . . .      13,280      (20,464)      (58,262)
Accounts payable and accrued
   liabilities. . . . . . . . . . . . . .     (37,815)      26,133        53,058
Accrued licensing fees. . . . . . . . . .      55,000       50,000       155,000
                                           -----------  -----------  ------------
NET CASH USED IN OPERATING ACTIVITIES . .    (819,977)    (126,612)   (1,135,007)

CASH FLOWS FROM INVESTING
    ACTIVITIES
Acquisition of property and equipment . .     (75,181)     (94,792)     (199,074)
Cash of reorganized entity. . . . . . . .           -            -        27,638
                                           -----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES . .     (75,181)     (94,792)     (171,436)

CASH FLOWS FROM FINANCING
    ACTIVITIES
Proceeds from issuance of common stock. .           -      227,957     1,587,610
Proceeds for subscribed stock . . . . . .     357,871        4,800       362,671
                                           -----------  -----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     357,871      232,757     1,950,281

FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT. . . . . . . .      68,120       (9,068)       47,627
                                           -----------  -----------  ------------

NET (DECREASE) INCREASE IN
    CASH. . . . . . . . . . . . . . . . .    (469,167)       2,285       691,465
                                           -----------  -----------  ------------

CASH - beginning of period. . . . . . . .   1,160,632       57,388             -
                                           -----------  -----------  ------------

CASH - end of period. . . . . . . . . . .  $  691,465   $   59,673   $   691,465
                                           ===========  ===========  ============

See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

BASIS  OF  PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2002 and 2001 and for the period from November 22, 2000 (Inception) through June 30, 2002. Due to the merger with Proteo Marketing, Inc. (see Note 2), the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three-month and six-month periods ended March 31, 2002 and 2001 and for the period from November 22, 2000 (Inception) through June 30, 2002 have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 8-K filed with the Securities and Exchange Commission on August 1, 2002.

The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NATURE  OF  BUSINESS

TriVantage Group, Inc. changed its name to Proteo, Inc. on January 11, 2002, and currently trades its common stock on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company (see Note 2).

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

The Company and its subsidiary intend to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations.

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated revenues from any product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

DEVELOPMENT  STAGE  AND  GOING  CONCERN

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any revenues from operations and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management  has  taken  action  to  address  these  matters.  They  include:

- Retention of experienced management personnel with particular skills in the commercialization of such products.
-     Attainment  of  technology  to  develop  additional  biotech  products.
-     Raising  additional  funds through the sale of debt and equity securities.

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2001 and 2000 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 8-K that were required to be adopted in the quarter ended June 30, 2002 did not have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 145 rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13, "Accounting for Leases", and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not have a material affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS No. 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS No. 146 on the Company's future financial statements.


2.  REVERSE  MERGER

The Company entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Proteo Marketing, Inc. ("PMI"). In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company. Such amount was recorded as acquisition costs during the six-month period ended June 30, 2002, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between the PMI and Proteo, Inc. By virtue of the Merger, the stockholders of the PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger was 21,600,434 shares. Since Proteo, Inc.'s previous and continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at June 30, 2002 and consolidated statement of operations for the six-month periods ended June 30, 2002 and 2001 are not presented here.

3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the six-month period ended June 30, 2002, the Company received approximately $358,000 in connection with stock subscriptions receivable. Other than the reverse merger described in Note 2, there have been no issuances of common or preferred stock during the six-month period ended June 30, 2002, nor have any stock options been granted.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2002 and 2001.


5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Such amount approximated $48,000 at June 30, 2002.


6.  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company generated no significant revenues during the six-months ended June 30, 2002. All fixed assets are located Germany.

7.  GRANTS

The German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant originally covers the period from February 1, 2001 to January 31, 2004 if certain milestones are reached by November 15 of each year, with a possible extension as defined in the agreement.

The grant covers 49.99% of eligible research and development costs and are subject to the Company's ability to cover the remaining 50.01% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company had qualified to receive approximately 322,000 and 153,000 Euros of such grant in 2002 and 2001, respectively. Grant funds approximating 134,000 Euros have been received and recorded as a reduction of research and development expenses for the six-months ended June 30, 2002. No grant funds had been received as of June 30, 2001. As of June 30, 2002, all milestones required by the grant were satisfied.

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

The Company does not currently generate any significant revenue from its operations and does not expect to report any significant revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's service, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.

Plan  of  Operations

The Company intends to specialize in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

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

In collaboration with a non-affiliated third party company, the Company has identified the yeast to be utilized in the production of Elafin and has ordered the third party to develop efficient clones of such yeasts. Simultaneously, the Company is attempting to optimize the yeast expression systems to increase efficient production of such yeast. Also, the Company is in the process of equipping its recently rented facilities and to scale up its fermentation facilities to be able to produce sufficient amounts of Elafin for its research and development. The Company's management intends to have animal experiments on the toxicology as needed to enter governmental approval procedures in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,626,000 from the sale of 17,786,512 shares of common stock , of which, 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of June 30, 2002, the Company has received approximately $380,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $700,000. Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. During the six months period ended June 30, 2002, the Company has received approximately $120,000 of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $690,000 as of June 30, 2002. The increase compared to $59,673 as of June 30, 2001 is due to proceeds from stock issuances and stock subscriptions, as well as the off set of expenses by the grant received.

During the period ended June 30, 2002, the Company paid approximately $500,000 to Sitestar (the former parent of TriVantage Group, Inc.) in connection with the reverse merger. The Company recorded the payment of approximately $500,000 in general and administrative expenses during the period ended June 30, 2002.


The Management of the Company believes that the Company will not generate any significant revenues in the next few years nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

CAPITAL  EXPENDITURES

The Company intends to purchase capital equipment over the next twelve months to meet the Company's research and development requirements. The costs are estimated to total approximately $350,000.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


(b)          Reports  on  Form  8-K

On August 1, 2002, the Company filed an Amended Current Report on Form 8-K/A providing financial statements to Current Report on Form 8-K previously filed on May 6, 2002.

On July 12, 2002, the Company filed a Current Report on Form 8-K reporting a change in its auditors of record.

On May 6, 2002, the Company filed a Current Report on Form 8-K reporting the completion of its Share Exchange with Proteo Marketing, Inc.

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


Dated: August 29, 2002