Form 10QSB
period 2002-09-30
PROTEO INC
filed 2002-11-14
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September  30, 2002

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

   Title of each class of Common Stock         Outstanding as September 30, 2002
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  21,600,434



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                PROTEO, INC.

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  September  30,  2002

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2002 and 2001 and for the Period From November 22, 2000 (Inception) Through September 30, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2002 and 2001 and for the Period From November 22, 2000 (Inception) Through September 30, 2002

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

ITEM  1.  FINANCIAL  STATEMENTS

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                    UNAUDITED

                          ASSETS

CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . .  $   554,695
Prepaid expenses and other current assets. .       43,283
                                              ------------
                                                  597,978

PROPERTY AND EQUIPMENT . . . . . . . . . . .      334,690
                                              ------------

                                              $   932,668
                                              ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities . .  $   172,004
Accrued licensing fees . . . . . . . . . . .      182,500
                                              ------------
                                                  354,504

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share;
   10,000,000 shares authorized; no shares
   issued and outstanding. . . . . . . . . .           --
Common stock, par value $0.001 per share;
   300,000,000 shares authorized; 21,600,434
   shares issued and outstanding . . . . . .       21,601
Additional paid-in capital . . . . . . . . .    3,613,513
Stock subscriptions receivable . . . . . . .   (1,656,323)
Accumulated other comprehensive income . . .       38,258
Deficit accumulated during development stage   (1,438,885)
                                              ------------
                                                  578,164
                                              ------------

                                              $   932,668
                                              ============

Page  1
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                    UNAUDITED

                                                                                                                     NOVEMBER
                                                             THREE-MONTHS  THREE-MONTHS  NINE-MONTHS   NINE MONTHS   22, 2000
                                                                ENDED          ENDED        ENDED         ENDED     (INCEPTION)
                                                              SEPTEMBER      SEPTEMBER    SEPTEMBER     SEPTEMBER    SEPTEMBER
                                                               30, 2002      30, 2001     30, 2002      30, 2001       20, 2002
                                                             -----------   ------------  -----------   -----------   ----------
REVENUES. . . . . . . . . . . . . . . .                        $       -   $        -    $        -    $       -     $       -

EXPENSES
General and Administrative                                       117,788       81,392       880,585      215,826     1,239,519
Research and Development, net of grants                           39,951      (17,744)      133,630       30,104       215,512
                                                             -----------   ------------  -----------   -----------   ----------
                                                                 157,739       63,648     1,014,215      245,930     1,455,031

INTEREST INCOME                                                    3,657            -         9,691            -        16,146
                                                             -----------   ------------  -----------   -----------   ----------

NET LOSS                                                        (154,082)     (63,648)   (1,004,524)    (245,930)   (1,438,885)

FOREIGN CURRENCY TRANSLATION
ADJUSTMENTS                                                       (9,369)       5,286        58,751       (3,783)       38,258
                                                             -----------   ------------  -----------   -----------   ----------

COMPREHENSIVE LOSS                                           $  (163,451)  $  (58,362)  $  (945,773)  $ (249,713)  $(1,400,627)
                                                             ===========   ============  ===========   ===========   ==========

BASIC AND DILUTED LOSS PER
COMMON SHARE                                                 $     (0.01)  $    (0.01)  $     (0.04)  $    (0.03)
                                                             ===========   ============  ===========   ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                     21,600,434    8,756,000    21,049,746    7,847,000
                                                             ===========   ============  ===========   ===========


Page  2
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001, AND
  FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 31, 2002

                                      UNAUDITED

                                                                        NOVEMBER
                                                                        22, 2000
                                          NINE-MONTHS    NINE-MONTHS (INCEPTION)
                                             ENDED          ENDED        THROUGH
                                            SEPTEMBER     SEPTEMBER    SEPTEMBER
                                             30, 2002      30, 2001     30, 2002
                                           ------------  -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . .  $(1,004,524)  $ (245,930)  $(1,438,885)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation. . . . . . . . . . . .        9,942            -         9,942
      Changes in operating assets and
        liabilities:
          Prepaid expenses and other
             current assets . . . . . . .       31,921       (9,230)      (39,621)
      Accounts payable and accrued
             liabilities. . . . . . . . .       11,222       10,539       102,095
      Accrued licensing fees. . . . . . .       82,500       75,000       182,500
                                           ------------  -----------  ------------
NET CASH USED IN OPERATING ACTIVITIES . .     (868,939)    (169,621)   (1,183,969)

CASH FLOWS FROM INVESTING
    ACTIVITIES
Acquisition of property and equipment . .     (173,621)    (101,620)     (297,514)
Cash of reorganized entity. . . . . . . .            -            -        27,638
                                           ------------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES . .     (173,621)    (101,620)     (269,876)

CASH FLOWS FROM FINANCING
    ACTIVITIES
Proceeds from issuance of common stock. .            -    1,050,001     1,587,610
Proceeds for subscribed stock . . . . . .      377,872        4,800       382,672
                                           ------------  -----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      377,872    1,054,801     1,970,282

FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT. . . . . . . .       58,751       (3,783)       38,258
                                           ------------  -----------  ------------

NET (DECREASE) INCREASE IN
    CASH. . . . . . . . . . . . . . . . .     (605,937)     779,777       554,695

CASH - beginning of period. . . . . . . .    1,160,632       57,388             -
                                           ------------  -----------  ------------

CASH - end of period. . . . . . . . . . .  $   554,695   $  837,165   $   554,695
                                           ============  ===========  ============


Page  3
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

BASIS  OF  PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2002 and 2001 and for the period from November 22, 2000 (Inception) through September 30, 2002. Due to the merger with Proteo Marketing, Inc. (see Note 2), the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2002, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001 and for the period from November 22, 2000 (Inception) through September 30, 2002 have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

NATURE  OF  BUSINESS  (continued)

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

DEVELOPMENT  STAGE  AND  GOING  CONCERN  (continued)

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2001 and 2000 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 8-K that were required to be adopted during the year ended December 31, 2002 did not have a significant impact on the Company's financial statements.

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS  (continued)

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


2.  REVERSE  MERGER

The Company entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Proteo Marketing, Inc. ("PMI"). In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company. Such amount was recorded as acquisition costs during the nine-month period ended September 30, 2002, and is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between the PMI and Proteo, Inc. By virtue of the Merger, the stockholders of the PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger were 21,600,434 shares. Since Proteo, Inc.'s previous and continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at September 30, 2002 and consolidated statement of operations for the nine-month periods ended September 30, 2002 and 2001 are not presented here.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the nine-month period ended September 30, 2002, the Company received approximately $378,000 in connection with stock subscriptions receivable. Other than the reverse merger described in Note 2, there have been no issuances of common or preferred stock during the nine-month period ended September 30, 2002, nor have any stock options been granted.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2002 and 2001.


5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. The accumulated comprehensive loss approximated $38,000 at September 30, 2002.


6.  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company generated no significant revenues during the nine-months ended September 30, 2002. All fixed assets are located Germany.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

7.  GRANTS

The German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant originally covers the period from February 1, 2001 to January 31, 2004 if certain milestones are reached by pre-determined dates, with a possible extension as defined in the agreement.

The grant covers 49.99% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.01% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company had qualified to receive approximately 322,000 and 153,000 Euros of such grant in 2002 and 2001, respectively. Grant funds approximating 221,000 and 142,000 Euros have been received and recorded as a reduction of research and development expenses for the nine-months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, all milestones required by the grant were satisfied.

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

In collaboration with a non-affiliated third party company, the Company has identified the yeast to be utilized in the production of Elafin and has ordered the third party to develop efficient clones of such yeasts. Further, the Company has optimized the yeast expression systems to increase efficient production of such yeasts. Also, the Company is in the process of equipping its recently rented facilities and to scale up its fermentation facilities to be able to produce sufficient amounts of Elafin for its research and development. The Company's management intends to have animal experiments on the toxicology as needed to enter governmental approval procedures in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,626,000 from the sale of 17,786,512 shares of common stock, of which, 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000. As of September 30, 2002, the Company has received approximately $380,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $770,000. Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. During the nine months period ended September 30, 2002, the Company has received approximately $220,000 of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $555,000 as of September 30, 2002. The decrease compared to approximately $838,000 as of September 30, 2001 is due to research and development expenses as well as to the acquisition of the majority in stock of Trivantage, Inc. (TVGE) prior to the reverse merger.

During the period ended September 30, 2002, the Company paid approximately $500,000 to Sitestar (the former parent of TriVantage Group, Inc.) in connection with the reverse merger. The Company recorded the payment of approximately $500,000 in general and administrative expenses during the period ended September 30, 2002.


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

CAPITAL  EXPENDITURES

The Company intends to purchase capital equipment over the next twelve months to meet the Company's research and development requirements. The costs are estimated to total approximately $150,000. Further, the Company intends to utilize third party services in its research and development over the next twelve months. Such costs are estimated to total approximately $120,000.

                                      PART II
                                  OTHER INFORMATION

Item  1  -  Legal  Proceedings

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

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

During the Period ended September 30, 2002, the Company issued 1,313,922 shares of Common stock in connection with the reverse merger of Proteo Marketing, Inc. The shares were issued pursuant to Rule 144 under the Securities Act of 1933.

Item  3  -  Default  upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  -  Other  information

None

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)          Exhibits

99.1 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

b)          Reports  on  Form  8-K

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

Dated: November 14, 2002