Form 10KSB
period 2002-12-31
PROTEO INC
filed 2003-04-15
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002

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

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) As of December 31, 2002, the Issuer had 8,510,434 shares of common stock held by non-affiliates valued at $12,765,651 based on the closing market price for the common stock on April 14, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 21,600,434 at March 31, 2003.

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

Item 14.       Controls and Procedures

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

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY  OVERVIEW

Proteo, Inc. (the "Company") is a Nevada corporation formed on December 18, 1992. The Company was originally incorporated as The Flintlock Company. Later it was necessary for the Company to change its name to The Old American Flintlock Company when it was reinstated on January 9, 1996. Then, on February 12, 1998, the Company changed its name to American Flintlock Company. On May 18, 1999, the Company changed its name to Page Active Holdings, Inc. On or about July 11, 2002, the Company changed its name to Trivantage Group, Inc. The Company currently trades its common stock on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG became a wholly owned subsidiary of PMI.

The  Company  entered  into  a  Shell  Acquisition  Agreement  (the "Acquisition
Agreement") with PMI. In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company.

Effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between the PMI and Proteo, Inc. As all the existing officers and directors of the Company resigned and management of PMI were elected and appointed to such positions, thereby effectuating a change of control. By virtue of the Merger, the stockholders of the PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger were 21,600,434 shares. The number of shares issued to the PMI shareholders reflected additional investments in the combined entities.

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

     We believe that Elafin may be useful as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery) or by removal of blood-clots in the coronary vessels (lyse therapy). Utilizing this methods, the mortality of patients suffering from cardiac infarction is reduced from approximately 12% to 8% during clinical treatment. The remaining deaths are mainly a result of inflammation of the heart muscle after the cardiac infarction, which causes the destruction of the affected muscle tissue. Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted.

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

     We have received a grant in the amount of 790,000 Euro (approximately $854,000) from the government of the German state Schleswig-Holstein for the research and pre-clinical development of the our pharmaceuticals based on the human protein Elafin. Such grant required that the Company prove its economical ability to cover at least 50% of the project costs on its own as well as the achievement of milestones.

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

THE  SUBSIDIARY

In December 2000, PMI entered into a reorganization and stock exchange agreement with the shareholders of Proteo Biotech AG and acquired all of the issued and outstanding capital stock of Proteo Biotech AG, a German corporation, with its principal place of business located in Kiel, Germany. As PMI was subsequently acquired in a reverse merger by the Company, Proteo Biotech AG is the only subsidiary of Proteo.

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

Alpha-1-antitrypsin

Human blood contains relatively large amounts of alpha-1-antitrypsin naturally. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and of other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Additionally, alpha-1-antitrypsin is very difficult to produce. The existing biotechnological procedure to produce alpha-1-antitrypsin is to use genetically manipulated sheep, which produce alpha-1-Antitrypsin in their milk. Existing flocks of sheep do not produce sufficient amounts of alpha-1-antitrypsin. As a result, experiments involving cloning of sheep (such as "Dolly") have been performed to produce a better flock of sheep compatible with the production of alpha-1-antitrypsin.

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

GOVERNMENT  REGULATION

     Proteo and the Subsidiaries are, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which Proteo believes it and the Subsidiary are in material compliance. Any future of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operation of Proteo and the Subsidiary.

Because of the nature of the operations of Proteo and the Subsidiaries and the use of hazardous substances and their ongoing research and development and manufacturing activities, Proteo and the Subsidiaries are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although it is believed that Proteo and the Subsidiaries are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of Proteo and the Subsidiaries will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

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

PATENTS,  LICENSES  &  ROYALTIES

     The Subsidiaries own licenses to exclusively develop products based on patents and filings including nine (9) patents already issued and another four
(4) patent applications already in the process of patent office reviews. Of the issued patents are two (2) patents which have been issued in the U.S.

Prof. Wiedow, a director of the Company, will receive three percent (3%) of the gross revenues of Proteo and the Subsidiary from products based on patents of which he was the principal inventor. Further, Prof. Wiedow will receive license fees in the amount of approx. $100,000 per year and a refund for all expenses to maintain the patents (patent fees, lawyers fees, etc.) Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, no fees have been paid to Professor Wiedow although some have been accrued.

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

EMPLOYEES

     Currently, Proteo has one full time employee, and Proteo Biotech AG has six employees.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating lease commitments, in Euros and equivalent Dollars (based on December 31, 2002 exchange rates), approximate the following for the years ending December 31:

2003        21,000       $  22,000
2004        17,000          17,500
2005        17,000          17,500
2006        17,000          17,500
2007        17,000          17,500
Thereafter  65,000          70,000

           154,000      $  162,000

The Company also leases office space in Costa Mesa, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2002 and 2001 approximated $45,000 and $25,000, respectively.


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


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the closing prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service, the Over-the-Counter Bulletin Board maintained by Nasdaq, and the Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was originally listed on the NASDAQ Over-the-Counter Bulletin Board on April 2, 1998 under the trading symbol AFLK. On May 21, 1999, the Company's symbol was changed to PAHI. On October 12, 2001, the Company's symbol was changed to TVGE. In conjunction with the Company's name change to Proteo, Inc., the Company's symbol was changed to PTEO on January 28, 2002.

                         BID PRICES
     YEAR     PERIOD                      HIGH         LOW
                                         -------     -------
     2001      First Quarter                 N/A          N/A
               Second Quarter                N/A          N/A
               Third Quarter                 N/A          N/A
               Fourth Quarter              34.50         3.00

     2002      First Quarter               10.501         .15
               Second Quarter              10.25          .14
               Third Quarter               15.00         2.95
               Fourth Quarter              15.00         1.50

     2003      First Quarter                1.40         .85
               Second Quarter (to 4/15/03)  1.50         .75

__________________
N/A - Not available.

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on April 14, 2003 was 1,737. Many of the shares of the Company's Common Stock are held in "street name" and consequently may reflect numerous additional beneficial owners.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

PENNY STOCK

Until the Company's shares qualify for inclusion in the Nasdaq system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, and increases in general and administrative costs, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,626,000 from the sale of 17,786,512 shares of common stock, of which, 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of December 31, 2002, the Company has received approximately $410,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $770,000. Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. During the twelve months period ended December 31, 2002, the Company has received approximately $304,000 of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $449,000 as of December 31, 2002. The decrease compared to approximately $1,161,000 as of December 31, 2001 is due to research and development expenses as well as to the acquisition of the majority in stock of Trivantage, Inc. (TVGE) prior to the reverse merger. The management assumes that the company's cash will be sufficient for the current business year.

During the period ended December 31, 2002, the Company paid approximately $500,000 to Sitestar (the former parent of TriVantage Group, Inc.) in connection with the reverse merger. The Company recorded the payment of approximately $500,000 in general and administrative expenses during the period ended December 31, 2002.

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

GOING  CONCERN

The Company's independent certified public accountants have stated in their Auditor's Report included in the Form 10-KSB that the Company has incurred operating losses, has a working capital deficit, losses from operations and a significant stockholder's deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through increased sales and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inflation

Management believes that inflation has not had a material effect on the Company's results of operations.


ACCOUNTING  MATTERS

Critical  Accounting  Policies

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MDA. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Grants

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment. Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned and funds not requested by December 5 of each budget year will expire.

Foreign  Currency  Translation

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $95,564 at December 31, 2002. Income and expense are translated at weighted average exchange rates for the period. During 2002 and 2001, the Company had no significant foreign exchange transaction gains or losses.

Risks  and  Uncertainties

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The
Company  has  not  experienced  any  losses  in  these  uninsured  accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

Comprehensive  Income  (Loss)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.


ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 11, 2002, the Board of Directors of the Company approved the engagement of Squar, Milner, Reehl & Williamson, LLP Public Accountants ("Squar Milner") as its independent auditors for the fiscal year ended December 31, 2001 to replace Stonefield Josephson, Inc. ("Stonefield Josephson"). The Company did not consult with Squar Milner on any matters prior to their retention.

Effective March 29, 2002, the Board of Directors of the Company dismissed Squar Milner as its independent auditors for the fiscal year ended December 31, 2001 and approved the re-engagement of Stonefield Josephson as Squar Milner's replacement. Stonefield Josephson had previously been the Company's independent auditors. The decision to change auditors was approved by the Company's Board of Directors. Stone Josephson completed the Company's financial statements for the year ended December 31, 2001.

Effective  July  2,  2002,  the  Board  of  Directors  of  the Company dismissed
Stonefield Josephson and re-engaged of Squar Milner. The decision to change auditors was approved by the Company's Board of Directors.

The report of Stonefield Josephson on the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001, and the related statements of operations, stockholder's equity and cash flows for the two years then ended did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Prior to the financial statements for the year ended December 31, 2002, Squar Milner had not audited or reviewed any of the Company's financial statements or issued any other report to the Company. Since the date of their initial engagement on February 11, 2002 and their reengagement on July 2, 2002, there have been no disagreements with Squar Milner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Squar Milner would have caused Squar Milner to make reference to the matter in their report.

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

     Name                         Age     Positions

     Joerg  Alte                   42     President,  Chief  Executive Officer,
                                          Chief Financial Officer, and Director

     Professor Oliver Wiedow, MD.  45     Director

     Birge  Bargmann               42     Director

     Holger  Pusch                 46     Director

     Ulrich  Glaeser               45     Secretary  and  Director

     Hartmut  Weigelt,  Ph.D.      57     Director

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

Ulrich Glaeser, currently serves as Secretary and as a Director of the Company. Before joining Proteo Biotech AG as Chief Executive Officer in May 2001, Mr. Glaeser was sales and marketing manager at Draeger ProTech GmbH in Luebeck, Germany. In addition to his degrees in economics and engineering, he has a Master of Business Marketing (MBM) degree from the Free University of Berlin.

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

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

INVOLVEMENT IN LEGAL PROCEEDINGS

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a ageneral partner or executive officer at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limited his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

The following Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000, 2001 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary  Compensation  Table
----------------------------

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2000 and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                             SUMMARY COMPENSATION TABLE

                                          ANNUAL  COMPENSATION                          LONG  TERM  COMPENSATION
                                         ----------------------                         AWARDS           PAYOUTS
                                                                                    -------------------------------
                                                                OTHER        RESTRICTED  SECURITIES                 ALL
NAME AND                                                        ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
PRINCIPAL                          SALARY        BONUS       COMPENSATION      AWARDS     OPTIONS     PAYOUTS   COMPESATION
POSITION               YEAR         ($)           ($)            ($)            ($)       SARS (#)      ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Earl T. Shannon (1)   2000      $   60,000        -0-             -0-           -0-        500,000      -0-         -0-
(Prior President,
Secretary,
Treasurer, Director)

Joerg Alte            2002      $   96,000        -0-             -0-           -0-           -0-       -0-         -0-
(Chief Executive Officer,
Chief Financial Officer
and Director

(1) Mr. Shannon is no longer affiliated with the Company and his options were cancelled as part of the reverse merger.




                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                            (INDIVIDUAL GRANTS)


                  NUMBER OF SECURITIES      PERCENT OF TOTAL
                       UNDERLYING         OPTIONS/SAR'S GRANTED
                 OPTIONS/SAR'S GRANTED   TO EMPLOYEES IN FISCAL    EXERCISE OF BASE PRICE
NAME                      (#)                     YEAR                     ($/SH)           EXPIRATION DATE
                 ----------------------  -----------------------  ------------------------  ---------------
Joerg Alte                    0                    n/a                      n/a






                                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN
                                                                   SECURITIES UNDERLYING       THE-MONEY OPTION/SARS
                   SHARES ACQUIRED ON             VALUE            OPTIONS/SARS AT FY-END (#)        AT FY-END ($)
NAME                  EXERCISE (#)             REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                 ----------------------  ------------------------  --------------------------  --------------------------

Joerg Alte                 -0-                    -0-                         -0-                       -0-


Compensation of Directors

     The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 30, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group. The address for all of the following entities and individuals is c/o Proteo, Inc., 2775 Mesa Verde Drive East, #F101, Costa Mesa, CA 92626.


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


(1)     Based on 21,600,434 shares outstanding.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  Company  entered  into  a  Shell  Acquisition  Agreement  (the "Acquisition
Agreement") with PMI. In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company.

     On December 28, 2001, the Company entered into the Shell Acquisition Agreement which resulted in a restructuring of the Company's management, Board of Directors, and ownership. Many of the directors and officers of Proteo Marketing, Inc. became directors, officers of the Company.

     The Company has agreed to pay Prof. Wiedow, a director of the Company, three percent (3%) of the gross revenues of Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees in the amount of 110,000 Euro (approximately $118,000 at April 15, 2003) per year and a refund for all expenses needed to maintain the patents (e.g., patent fees, lawyers fees, etc).

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

(A)  EXHIBITS

EXHIBIT
NO.     DESCRIPTION

2.1**   Agreement and Plan of Share Exchange

3.1*    Articles of Incorporation, dated December 18, 1992

3.2*    Amendment to Articles of Incorporation, dated October 31, 1996

3.3*    Amendment to Articles of Incorporation, dated February 12, 1998

3.4*    Amendment to Articles of Incorporation, dated May 18, 1999

3.5**   Amendment to Articles of Incorporation, dated July 18, 2001

3.6***  Amendment to Articles of Incorporation, dated January 11, 2002

3.7**   Articles of Share Exchange, dated April 25, 2002

3.8*    By-Laws, dated December 18, 1992

99      Sarbanes Oxley Certification

________________________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the SEC on March 2, 1999.

** Incorporated by reference from the Company's Current Report on Form 8-K filed on May 6, 2002

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB filed with the SEC on May 10, 2002.

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

On April 5, 2002, Company filed a Current Report on form 8-K reporting the completion of its Share Exchange with Proteo Marketing, Inc.

On May 6, 2002, Company filed a Current Report on form 8-K reporting the acquisition of Proteo Marketing, Inc.

On July 12, 2002, Company filed a Current Report on form 8-K reporting a change in its auditors of record.

On August 1, 2002, Company filed a Current Report on form 8-K reporting the acquisition of Proteo Marketing, Inc. including financial statements.

ITEM 14.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 15, 2003

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

     Signature                         Capacity            Date
     ---------------------------------------------------------------

     Professor Oliver Wiedow, MD.      Director          April 15, 2002

     Birge  Bargmann                   Director          April 15, 2002

     Holger  Pusch                     Director          April 15, 2002

     Ulrich  Glaeser                   Director          April 15, 2002

     Hartmut  Weigelt,  Ph.D.          Director          April 15, 2002

I, Joerg Alte, certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Proteo, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003     /s/ Joerg Alte
                   Name:  Joerg Alte
                   Title:  Chief Executive Officer and Chief Financial Officer

                                  PROTEO, INC.
                                AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                          INDEX TO FINANCIAL STATEMENTS





Independent  Auditors'  Report                                           F-1

Consolidated  Balance  Sheet                                             F-3

Consolidated  Statements  of  Operations  and  Comprehensive  Loss       F-4

Consolidated  Statements  of  Stockholders'  Equity                      F-5

Consolidated  Statements  of  Cash  Flows                                F-8

Notes  to  Consolidated  Financial  Statements                           F-10

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Proteo,  Inc.  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiaries (collectively the "Company"), a Development Stage Company, as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, and for the period from November 22, 2000 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period from November 22, 2000 (Inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company is a development stage company which has experienced significant losses since inception with no revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Squar, Milner, Reehl & Williamson, LLP

March  28,  2003
Newport  Beach,  California

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                      ASSETS

Current Assets
Cash                                          $   448,868
Inventory                                          32,611
Prepaid expenses and other current assets          84,376
                                              ------------
                                                  565,855

Property and Equipment, net                       388,100
                                              ------------

                                              $   953,955
                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities      $   180,788
Accrued licensing fees                            210,000
                                              ------------
                                                  390,788

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
   20,000,000 shares authorized; no shares
   issued and outstanding                               -
Common stock, par value $0.001 per share;
   100,000,000 shares authorized; 21,600,434
   shares issued and outstanding                   21,601
Additional paid-in capital                      3,613,513
Stock subscriptions receivable                 (1,627,755)
Accumulated other comprehensive income             95,564
Deficit accumulated during development stage   (1,539,756)
                                              ------------
                                                  563,167
                                              ------------

                                              $   953,955
                                              ============

F-3     The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002

                                                                November
                                                                22, 2000
                                                               (Inception)
                                                                Through
                                                                December
                                        2002          2001      31, 2002
                                 ------------  ------------  ------------

REVENUES                         $         -     $       -    $        -

EXPENSES
General and Administrative           989,687       298,684     1,348,621
Research and Development,
   net of grants                     138,615        81,882       220,497
                                 ------------  ------------  ------------
                                   1,128,302       380,566     1,569,118

OTHER INCOME
Interest income                       12,400         6,455        18,855
Miscellaneous income, net             10,507             -        10,507
                                 ------------  ------------  ------------
                                      22,907         6,455        29,362
                                 ------------  ------------  ------------

NET LOSS                          (1,105,395)     (374,111)   (1,539,756)

FOREIGN CURRENCY
   TRANSLATION ADJUSTMENTS           116,057       (20,493)       95,564
                                 ------------  ------------  ------------

COMPREHENSIVE LOSS               $  (989,338)  $  (394,604)  $(1,444,192)
                                 ============  ============  ============

BASIC AND DILUTED LOSS PER
   COMMON SHARE                  $     (0.05)  $     (0.03)
                                 ============  ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING   21,186,000    10,981,000
                                 ============  ============

F-4     The  accompanying  notes  are  an  integral  part of  these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002



                                                                                               Deficit
                                                                                 Accumulated   Accumulated
                                                     Additional   Stock          Other         During
                                    Common Stock     Paid-in      Subscriptions  Comprehensive Development
                              Shares       Amount    Capital      Receivable     Income (Loss) Stage           Total
                                 ---------  ------     --------   -------------  -------------  ----------  -----------

BALANCE - November 22, 2000
(Inception)                           -   $      -  $         -    $          -  $           - $        -  $         -
Subscription of common
   stock at $0.001 per
   share                         4,800,000   4,800            -          (4,800)             -          -            -
Common stock issued
   for cash at $3.00 per
   share                            50,000      50      149,950               -              -          -      150,000
Reorganization with
   Proteo Biotech AG             2,500,000   2,500        6,009               -              -          -        8,509
Net loss                                 -       -            -               -              -    (60,250)     (60,250)
                                 ---------  ------     --------   -------------  -------------  ----------  -----------
BALANCE -
   December 31, 2000             7,350,000   7,350      155,959          (4,800)             -    (60,250)       98,259
Common stock issued
   for cash at $3.00 per
   share                           450,000     450    1,349,550               -              -          -    1,350,000
Cash received for
   common stock
   subscribed at $0.001
   per share                             -       -            -           4,800              -          -        4,800

(continued)

F-5          The  accompanying  notes are an integral part of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002

                                                                                               Deficit
                                                                                 Accumulated   Accumulated
                                                     Additional   Stock          Other         During
                                    Common Stock     Paid-in      Subscriptions  Comprehensive Development
                              Shares       Amount    Capital      Receivable     Income (Loss) Stage           Total
                                 ---------  ------     --------   -------------  -------------  ----------  -----------

Common stock issued
   for cash at $0.40 per
   share                           201,025     201       80,209               -              -          -       80,410
Subscription of common
   stock at$0.40 per
   share                         5,085,487   5,086    2,029,109      (2,034,195)             -          -            -
Common stock issued
   for cash to related
   parties at $0.001 per
   share                         7,200,000   7,200            -               -              -          -        7,200
Other comprehensive
   loss                                  -       -            -               -        (20,493)         -      (20,493)
Net loss                                 -       -            -               -              -   (374,111)    (374,111)
                                 ---------  ------     --------   -------------  -------------  ----------  -----------
BALANCE -
   December 31, 2001            20,286,512  20,287    3,614,827      (2,034,195)       (20,493)  (434,361)    1,146,065
Stock issued in
   connection with
   reverse merger                1,313,922   1,314       (1,314)              -              -          -            -
Cash received for
   subscribed stock                      -       -            -         406,440              -          -      406,440

(continued)

F-6          The  accompanying  notes are an integral part of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002

                                                                                             Deficit
                                                                               Accumulated   Accumulated
                                                   Additional   Stock          Other         During
                                  Common Stock     Paid-in      Subscriptions  Comprehensive Development
                            Shares       Amount    Capital      Receivable     Income (Loss) Stage           Total
                               ---------  ------     --------   -------------  -------------  ----------  -----------

Other comprehensive
   loss                                -       -            -               -        116,057          -      116,057
Net loss                               -       -            -               -              - (1,105,395)  (1,105,395)
                               ---------  ------     --------   -------------  -------------  ----------  -----------
BALANCE -
   December 31, 2002          21,600,434 $21,601   $3,613,513     $(1,627,755)       $95,564 $(1,539,756)   $ 563,167
                              =========   ======    =========   ==============  ============ =========== ============

F-7          The  accompanying  notes are an integral part of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002


                                                                         November
                                                                         22,  2000
                                                                         (Inception)
                                                                         Through
                                                                         December
                                                  2002         2001      31, 2002
                                           ------------  -----------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss                                   $(1,105,395)  $ (374,111)  $(1,539,756)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation                                    20,150            -        20,150
Changes in operating assets and
   liabilities:
Inventory                                      (32,611)           -       (32,611)
Prepaid expenses and other current
   assets                                       (9,172)     (11,542)      (80,714)
Accounts payable and accrued
   liabilities                                  65,606       90,873       156,479
Accrued licensing fees                         110,000      100,000       210,000
                                           ------------  -----------  ------------
Net cash used in operating activities         (951,422)    (194,780)   (1,266,452)

CASH FLOWS FROM INVESTING
   ACTIVITIES
Acquisition of property and equipment         (282,839)    (123,893)     (406,732)
Cash of reorganized entity                           -            -        27,638
                                           ------------  -----------  ------------
Net cash used in investing activities         (282,839)    (123,893)     (379,094)
                                           ------------  -----------  ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
Proceeds from issuance of common stock               -    1,437,610     1,587,610
Proceeds for subscribed stock                  406,440        4,800       411,240
                                           ------------  -----------  ------------
Net cash provided by financing activities      406,440    1,442,410     1,998,850

FOREIGN CURRENCY
   TRANSLATION ADJUSTMENT                      116,057      (20,493)       95,564
                                           ------------  -----------  ------------

NET (DECREASE) INCREASE IN CASH               (711,764)   1,103,244       448,868

CASH - beginning of period                   1,160,632       57,388             -
                                           ------------  -----------  ------------

CASH - end of period                       $   448,868   $1,160,632   $   448,868
                                           ============  ===========  ============

(continued)


F-8     The  accompanying  notes  are  an  integral  part  of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 2002 and 2001, and For the Period
          From November 22, 2000 (Inception) Through December 31, 2002

                                                                         November
                                                                         22,  2000
                                                                         (Inception)
                                                                         Through
                                                                         December
                                                  2002         2001      31, 2002
                                           ------------  -----------  ------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

Common Stock issued for subscriptions
   receivable                              $         -  $ 2,034,195   $ 1,627,755
                                           ============  ===========  ============
Net assets of reorganized entity in exchange
   for equity securities                   $         -  $         -   $     8,509
                                           ============  ===========  ============

See accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2002 and 2001, and for the period from November 22, 2000 (Inception) through December 31, 2002.

F-9     The  accompanying  notes  are  an  integral  part  of these consolidated financial  statements.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business

TriVantage Group, Inc. (the "Company") changed its name to Proteo, Inc. on January 11, 2002. Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations in November 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the stockholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company (see Note 2).

Proteo, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") intend to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations.

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

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Development  Stage  and  Going  Concern  (continued)

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

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks  and  Uncertainties

The Company's line of future pharmaceutical products being developed by its German subsidiary are deemed as drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain the regulatory approvals required to market its products. The pharmaceutical products, under development in Germany, will be subject to more stringent regulatory requirements because they are in vivo products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Risks  and  Uncertainties  (continued)

other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned foreign subsidiary. The operations of the Company's wholly owned foreign subsidiary acquired on December 30, 2000, are included in the accompanying statements of operations and comprehensive loss from such date. All significant intercompany accounts and transactions have been eliminated in consolidation.

Startup  Activities

The Company has adopted Statement of Position No. 98-5, ("SOP 98-5") "Reporting the Costs of Startup Activities." SOP 98-5 requires that all non-governmental entities expense the costs of startup activities, including organizational costs as these costs are incurred. The adoption of this standard has not materially impacted the Company's results of operations, financial position or cash flows.

Grants

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (See Note
6). Revenue from grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned and funds not requested by December 5 of each budget year will expire.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Use  of  Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United Sates of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred income tax valuation allowance. Actual results could differ from those estimates.

Financial  Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2002, due to their short-term nature.

Foreign  Currency  Translation

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $95,564 at December 31, 2002. Income and expense are translated at weighted average exchange rates for the period. During 2002 and 2001, the Company had no significant foreign exchange transaction gains or losses.

Concentrations

The Company maintains its cash in uninsured accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation (FDIC). The
Company  has  not  experienced  any  losses  in  these  uninsured  accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Inventory

Inventories  are  stated  at  the lower of cost (first-in, first-out) or market.
Inventories  are  entirely  comprised  of  research  supplies  and  materials.

Property  and  Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations.

Long-Lived  Assets

In July 2001, the Financial Accounting Statements Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to any newly initiated commitment to a plan to sell such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on the financial statements with respect to future disposal decisions, if any. As of December 31, 2002, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Revenue  Recognition

Revenues  from  product  sales  will  be  recognized  at  the  time of shipment.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements and which was effective
October 1, 2000. The Company believes that once revenues are generated, the Company's revenue recognition will conform to SAB No. 101.

Research  and  Development

Research and development costs are charged to operations as they are incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Grant funds received (see Note 6) are netted against research and development costs.

Income  Taxes

The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Accounting  for  Stock-Based  Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period. The FASB has issued SFAS No. 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" and interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." This standard, if fully adopted, changes the method of accounting for all stock-based compensation to the fair value method. For stock options and warrants, fair value is determined using an option

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Accounting  for  Stock-Based  Compensation  (continued)

pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS No. 123 for employees is optional and the Company has elected to account for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS No. 123, are required to be presented. As of December 31, 2002, the Company has not granted any stock options or warrants and has not established any stock option plan.

Basic  and  Diluted  Loss  Per  Common  Share

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2002 and 2001. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss. See
Note  7  for  more  information.

Comprehensive  Income  (Loss)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments and are recorded as components of stockholders' equity.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

Segments  of  an  Enterprise  and  Related  Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to generate in one segment and has had no significant revenues since its inception. See Note 3 for information on long-lived assets located in Germany.

Business  Combinations

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS No. 141 did not have a material impact on the consolidated financial statements.

Goodwill  and  Intangible  Assets

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not have any goodwill or intangible assets with indefinite useful lives.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


1.  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (continued)

New  Accounting  Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of SFAS No. 143 is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and to provide more information about future cash outflows, leverage, and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial statements.

The FASB has also recently issued SFAS No. 145, which rescinds three existing pronouncements (relating to the intangible assets of motor carriers and certain debt extinguishments), amends SFAS No. 13, "Accounting for Leases", and makes technical corrections that are not substantive in nature to several other pronouncements. The amendment of SFAS No. 13, which is effective for transactions occurring after May 15, 2002, requires sale-leaseback accounting by lessees for certain lease modifications that are economically similar to sale-leaseback transactions. SFAS No. 145 did not have a material affect the accompanying 2002 financial statements, and is not presently expected to have a significant impact on the Company's future financial statements.

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

Other recent accounting pronouncements are discussed elsewhere in these notes to the consolidated financial statements. Management does not believe that, or has not determined if, other significant recent accounting pronouncements will have a material effect on the Company's consolidated financial statements.

Reclassifications

Certain amounts presented in the 2001 and inception to date financial statements have been reclassified to conform to the current year's presentation.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


2.  REVERSE  MERGER

The Company entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Proteo Marketing, Inc. ("PMI"). In accordance with the Acquisition Agreement, PMI originally acquired 176,660,280 shares (1,313,922 post split, as described below) of the Company's common stock representing 90% of the issued and outstanding common stock of the Company. Upon completion of the Acquisition Agreement, the Company completed a one for one-hundred-fifty reverse stock split. In conjunction with the Acquisition Agreement, PMI paid approximately $500,000 to SiteStar Corporation, the former parent of the Company. Such amount was recorded as acquisition costs during the year ended December 31, 2002, and is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Effective April 25, 2002, the stockholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of the Company to effect a reverse acquisition (the "Merger") between PMI and Proteo, Inc. By virtue of the Merger, the stockholders of PMI acquired 20,286,512 shares of Proteo, Inc. The total issued and outstanding shares of the combined entities subsequent to the Merger was 21,600,434 shares. Since Proteo, Inc.'s previous and continuing operations and balance sheet are insignificant, a pro forma consolidated balance sheet at December 31, 2002 and consolidated statement of operations for the years ended
December  31,  2002  and  2001  are  not  presented  here.


3.  PROPERTY  AND  EQUIPMENT

Property and equipment, all located in Kiel, Germany, consists of the following at December 31, 2002:

Technical  and  laboratory  equipment     $  250,403
Plant                                        142,109
Office  equipment                              1,234
Computers                                     14,504
                                          ----------
                                             408,250
Less:  Accumulated  depreciation            (20,150)
                                          ----------
                                          $  388,100
                                          ==========

Substantially all assets were not placed into service until July 2002. Most of the Company's activities prior to July 2002 were conducted in leased facilities at the University of Kiel, Germany. The Company began operations its new facilities after such date.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

4.  STOCKHOLDERS'  EQUITY

Common  Stock

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In November 2000, the Company sold and issued 4,800,000 shares of common stock at $0.001 per share for $4,800 in cash, which was received in fiscal 2001; therefore the issuance was accounted for as a stock subscription receivable at December 31, 2000. During the year ended December 31, 2001, the Company sold and issued an additional 7,200,000 shares of common stock to related parties at $0.001 per share for $7,200 in cash.

In November 2000, the Company sold and issued 50,000 shares of common stock at $3.00 per share for $150,000 in cash.

In December 2000, the Company issued 2,500,000 shares of common stock in connection with the reorganization and stock exchange agreement with PBAG (see
Note  1).

During the year ended December 31, 2001, the Company issued and sold 450,000 shares of common stock at $3.00 per share to Euro-American GmbH for $1,350,000 in cash.

During the year ended December 31, 2002, the Company issued 1,313,922 shares of common stock in conjunction with the reverse merger with PMI (see Note 2).

During the year ended December 31, 2001, the Company entered into a subscription for 6,000,000 shares of the Company's common stock with Euro-American GmbH, valued at $2,400,000. During the year ended December 31, 2001, 5,286,512 shares of Company common stock were issued under this subscription, of which approximately $406,000 and $80,000, representing 1,016,100 and 201,025 shares, has been received during the years ended December 31, 2002 and 2001, respectively.

Preferred  Stock

The Company is authorized to issue 20,000,000 shares of non-voting, no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. From November 22, 2000 (Inception) through December 31, 2002, no preferred stock was issued.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

5.  INCOME  TAX  PROVISION

There is no material income tax expense recorded for the periods ended December 31, 2002 and 2001, due to the Company's net losses.

Income tax expense for the periods ended December 31, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                           2002          2001
                                                   ------------    ------------
Income tax benefit at U.S. federal statutory rates  $  (376,000)    $ (128,000)
State income tax benefit                                (74,000)       (24,000)
Miscellaneous operating losses not benefited            450,000        152,000
State and local income taxes, net of federal
   income tax effect                                        800            800
                                                   ------------    ------------
                                                         $  800          $ 800
                                                   ============    ============

The Company has a deferred tax asset and like amount of valuation allowance of approximately $627,000 at December 31, 2002, relating primarily to tax net operating loss carryforwards.

The valuation allowance increased by $450,000 during the year ended December 31, 2002.

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $1,560,000, $780,000, and $1,560,000 available to offset future taxable Federal, state, and foreign income, respectively. The federal and state carryforward amounts expire in varying years through 2023. The foreign net operating loss carryforwards do not have an expiration period.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards ("NOLs") could be severely restricted. Further, utilization of the Company's state NOLs for tax years beginning in 2002 and 2003 will be suspended under provisions of California law.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

6.  COMMITMENTS  AND  CONTINGENCIES  (continued)

Grants

In 2001, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant originally covers the period from February 1, 2001 to January 31, 2004 if certain milestones are reached by November 15 of each year, with a possible extension as defined in the agreement.

The grant covers 49.99% of eligible research and development costs and are subject to the Company's ability to cover the remaining 50.01% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company had qualified to receive approximately 322,000 Euros and 153,000 Euros of such grant in 2002 and 2001, respectively. Grant funds approximating 322,000 Euros and 153,000 Euros have been received and recorded as a reduction of research and development expenses for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, all milestones required by the grant were satisfied.

License  Agreement

On December 30, 2000, the Company entered into a 30-year license agreement, beginning January 1, 2001, with Professor Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and related technologies related to Elafin. In exchange for an exclusive license worldwide for such patents, patents rights and related technologies, the Company agreed to pay Dr. Wiedow a licensing fee of approximately $100,000 per year, with quarterly installments beginning April 1, 2001, for a term of six years. Such licensing fees shall be reduced by any royalties paid to Dr. Wiedow. Royalties are to be paid quarterly, for the 30-year term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned with products based on the licensed technology.

At December 31, 2002, the Company has $210,000 accrued for licensing fees in the accompanying consolidated balance sheet. Related expense totaling $110,000 and $100,000 is included in general and administrative expense in the accompanying statements of operations and comprehensive loss for the years ended December 31, 2002 and 2001, respectively. No royalty expense was required for the periods ended December 31, 2002 and 2001.

AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals, Inc.) had held the patents for elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca, Inc. will receive two percent (2%) of the gross revenues of Proteo and the Subsidiaries from products based on patents in which Professor Wiedow was the principal inventor.

                          PROTEO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

6.  COMMITMENTS  AND  CONTINGENCIES

Leases

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating lease commitments, in Euros and equivalent Dollars (based on December 31, 2002 exchange rates), approximate the following for the years ending December 31:

             Euro             $
          --------      ----------
2003        21,000       $  22,000
2004        17,000          17,500
2005        17,000          17,500
2006        17,000          17,500
2007        17,000          17,500
Thereafter  65,000          70,000
          --------      ----------
           154,000      $  162,000
          ========      ==========

The Company also leases office space in Costa Mesa, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2002 and 2001 approximated $45,000 and $25,000, respectively.


7.  LOSS  PER  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods ended December 31, 2002 and 2001:

                                                       2002          2001
                                                  -------------  ------------
Numerator for basic and diluted loss per share:
Net loss charged to common stockholders           $  (1,105,395) $  (374,111)

Denominator for basic and diluted loss per share:
Weighted average number of shares                    21,187,000   10,981,000
                                                  -------------  ------------
Basic and diluted loss per share                     $    (0.05) $    (0.03)
                                                  ============== ============