Form 10QSB
period 2003-03-31
PROTEO INC
filed 2003-05-21
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March 31, 2003

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

   Title of each class of Common Stock         Outstanding as March 31, 2003
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.0001  par  value                  21,600,434



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                PROTEO, INC.

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  March  31,  2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2003 and 2002, and for the period From November 22, 2000 (Inception) Through March 31, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2003 and 2002, and for the Period From November 22, 2000 (Inception) Through March 31, 2003

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

ITEM  1.  FINANCIAL  STATEMENTS

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2003

                                    UNAUDITED


                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2003



                               ASSETS

Current Assets
Cash                                            $   416,390
Inventory                                            33,597
Prepaid expenses and other current assets            63,625
                                                ------------
                                                    513,612

Property and Equipment                              400,929
                                                ------------

                                                $   914,541
                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities        $   105,243
Accrued licensing fees                              237,500
                                                ------------
                                                    342,743

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
10,000,000 shares authorized; no shares issued
and outstanding                                          --
Common stock, par value $0.001 per share;
300,000,000 shares authorized; 21,600,434
shares issued and outstanding                        21,601
Additional paid-in capital                        3,613,513
Stock subscriptions receivable                   (1,519,955)
Accumulated other comprehensive income              130,677
Deficit accumulated during development stage     (1,674,038)
                                                ------------
                                                    571,798
                                                ------------

                                                $   914,541
                                                ============



Page  1
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
            For the Three-month Periods Ended March 31, 2003 and 2002
  And for the Period From November 22, 2000 (Inception) Through March 31, 2003


                                    UNAUDITED

                                                                                                 November  22,  2000
                                                               Three-Months      Three-Months    (Inception)
                                                               Ended             Ended           Through
                                                               March 31,         March 31,       March 31,
                                                                2003             2002            2003
                                                               -------------   -----------   ------------
REVENUES                                                        $          -   $         -   $         -

EXPENSES
General and Administrative                                           120,360       140,382     1,468,981
                                                               -------------   -----------   ------------
Research and Development, net of grants                               55,946        73,527       276,443
                                                               -------------   -----------   ------------
                                                                     176,306       213,909     1,745,424

INTEREST AND OTHER INCOME                                             42,024         3,150        71,386
                                                               -------------   -----------   ------------

NET LOSS                                                            (134,282)     (210,759)   (1,674,038)

FOREIGN CURRENCY TRANSLATION
ADJUSTMENTS                                                           35,113       (26,276)      130,677
                                                               -------------   -----------   ------------

COMPREHENSIVE LOSS                                               $   (99,169)  $  (237,035)  $(1,543,361)
                                                               =============   ===========   ============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                                     $     (0.01)  $     (0.01)
                                                               =============   ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                         21,600,434    20,286,512
                                                               =============   ===========


Page  2
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For Three-month Periods Ended March 31, 2003 and 2002, and
    For the Period From November 22, 2000 (Inception) Through March 31, 2003

                                      UNAUDITED

                                                                         November
                                                                         22,  2000
                                              Three-Months Three-Months  (Inception)
                                              Ended        Ended         Through
                                              March 31,    March 31,     March 31,
                                              2003         2002          2003
                                              -----------  -----------  ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                      $ (134,282)  $ (210,759)  $(1,674,038)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                      10,899            -        31,049
Changes in operating assets and liabilities:
Inventory                                           (986)           -       (33,597)
Prepaid expenses and other current
assets                                            20,751       21,365       (59,963)
Deposits                                               -     (504,333)            -
Accounts payable and accrued
Liabilities                                      (75,545)       8,546        80,934
Accrued licensing fees                            27,500       27,500       237,500
                                              -----------  -----------  ------------
Net cash used in operating activities           (151,663)    (657,681)   (1,418,115)

CASH FLOWS FROM INVESTING
ACTIVITIES
Acquisition of property and equipment            (23,728)           -      (430,460)
Cash of reorganized entity                             -            -        27,638
Net cash used in investing activities            (23,728)           -      (402,822)
                                              -----------  -----------  ------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock                 -            -     1,587,610
Proceeds for subscribed stock                    107,800       43,557       519,040
                                              -----------  -----------  ------------
Net cash provided by financing activities        107,800       43,557     2,106,650

FOREIGN CURRENCY
TRANSLATION ADJUSTMENT                            35,113      (26,276)      130,677
                                              -----------  -----------  ------------

NET (DECREASE) INCREASE IN CASH                  (32,478)    (640,400)      416,390

CASH - beginning of period                       448,868    1,160,632             -
                                              -----------  -----------  ------------

CASH - end of period                          $  416,390   $  520,232   $   416,390
                                              ===========  ===========  ============



Page  3
See accompanying notes to these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

BASIS  OF  PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 and for the period from November 22, 2000 (Inception) through March 31, 2003. Due to the merger with Proteo Marketing, Inc. (see Note 2), the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 and for the period from November 22, 2000 (Inception) through March 31, 2003, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Nature  of  Business

TriVantage Group, Inc. changed its name to Proteo, Inc. on January 11, 2002, and currently trades its common stock on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003

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

Recent  Accounting  Pronouncements

Recent accounting pronouncements discussed in the Notes to the December 31, 2002 and 2002 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2003 did not have a significant impact on the Company's financial statements.


2.  INVENTORY

Inventory  is  stated  at  the  lower  of  cost (first-in, first-out) or market.
Inventories  are  entirely  comprised  of  research  supplies  and  materials.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003

3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the three-month period ended March 31, 2003, the Company received approximately $108,000 in connection with stock subscriptions receivable. There have been no issuances of common or preferred stock during the three-month period ended March 31,2003, nor have any stock options been granted.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2003 and 2002.


5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $131,000 at March 31, 2003.


6.  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has not generated significant revenues since its inception. All fixed assets are located Germany.

                          PROTEO, INC. AND SUBSIDIARIES
         (A DEVELOPMENT STAGE COMPANY, FORMERLY TRIVANTAGE GROUP, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2003

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

The Company had qualified to receive approximately 289,000 and 322,000 Euros of such grant in 2003 and 2002, respectively. Grant funds approximating 74,000 and 43,000 Euros have been received and recorded as a reduction of research and development expenses for the three-months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, all milestones required by the grant were satisfied.


8.  SUBSEQUENT  EVENTS

In May 2003, FIDEsprit AG ("FIDEsprit") assumed the common stock subscription agreement with Euro-American GmbH, as disclosed in the December 31, 2002 financial statements filed with Form 10-KSB. The outstanding balance is expected to be received in installments through August 2005.

Additionally, the Company entered into a common stock purchase agreement with FIDEsprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. In accordance with Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company will be required to book a charge to current income at the time of a commitment to purchase stock under this agreement equal to the discount at the commitment date. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. No purchases of shares have been made under this agreement through the date of this filing.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,626,000 from the sale of 17,786,512 shares of common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of March 31, 2003, the Company has received approximately $519,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $850,000 (Euro 790,000). Such grant shall cover 49.99% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 50.01% of such costs and expenses, and from the achievement of milestones. During the three months period ended March 31, 2003, the Company has received approximately $80,000 (Euro 74,000) of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $450,000 as of March 31, 2003. The decrease compared to approximately $520,000 as of March 31, 2002 is primarily due to research and development expenditures, net of cash received for grants and cash received for subscribed stock.

The Management of the Company believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Joerg Alte, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Mr. Alte completed his evaluation.


                                      PART II
                                  OTHER INFORMATION

Item  1  -  Legal  Proceedings

None

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

During the Period ended March 31, 2003, the Company issued 1,313,922 shares of Common stock in connection with the reverse merger of Proteo Marketing, Inc. The shares were issued pursuant to Rule 144 under the Securities Act of 1933.

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

                              PROTEO, INC.

                              By /s/ Joerg Alte
                              ----------------------------------
                              Joerg Alte
                              Chief Executive Officer & Chief
                              Financial Officer

Dated: May 20, 2003

I, Joerg Alte, certify that:

1.  I have reviewed  this  quarterly report  on  Form  10-QSB  of  Proteo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 20, 2003       /s/ Joerg Alte
                   Name:  Joerg Alte
                   Title:  Chief Executive Officer and Chief Financial Officer