Form 10QSB
period 2003-06-30
PROTEO INC
filed 2003-08-19
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30, 2003

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

   Title of each class of Common Stock         Outstanding as June 30, 2003
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.001  par  value                  21,667,101



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                  PROTEO, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company,
                        Formerly TriVantage Group, Inc.)

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  June  30,  2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2003 and 2002, and for the Period From November 22, 2000 (Inception) Through June 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month and Six-month Periods Ended June 30, 2003 and 2002, and for the Period From November 22, 2000 (Inception) Through June 30, 2003

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                    Unaudited

                       ASSETS

Current Assets
Cash                                        $   406,199
Inventory                                        35,588
Prepaid expenses and other current assets        34,935
                                            ------------
                                                476,722

Property and Equipment, net                     428,815
                                            ------------

                                            $   905,537
                                            ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and
   accrued liabilities                      $   141,181
Accrued licensing fees                          286,000
                                            ------------
                                                427,181

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001
      per share; 10,000,000 shares
      authorized; no shares issued and
      outstanding                                    --
Common stock, par value $0.001
      per share; 300,000,000 shares
      authorized; 21,667,101 shares issued
      and outstanding                            21,667
Additional paid-in capital                    3,653,447
Stock subscriptions receivable               (1,499,955)
Accumulated other comprehensive
   Income                                       179,094
Deficit accumulated during development
   Stage                                     (1,875,897)
                                            ------------
                                                478,356
                                            ------------

                                            $   905,537
                                            ============

Page  1     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
     For the Three-month and Six-month Periods Ended June 30, 2003 and 2002 And for the Period From November 22, 2000 (Inception) Through June 30, 2003
                                    Unaudited

                                                                                    November
                                                                                    22,  2000
                            Three-          Three-                                  (Inception)
                            Months          Months      Six-Months   Six-Months     Through
                            Ended June      Ended June  Ended June   Ended June     June 30,
                            30, 2003        30, 2002    30, 2003     30, 2002       2003
                            ------------  ------------  -----------  -----------  ------------
REVENUES                    $         -   $         -   $        -   $        -   $         -

EXPENSES
General and Administrative      139,422       622,416      259,782      762,797     1,608,403
Research and Development,
   net of grants                 65,283        20,152      121,229       93,679       341,726
                            ------------  ------------  -----------  -----------  ------------
                                204,705       642,568      381,011      856,476     1,950,129

INTEREST AND
OTHER INCOME                      2,846         2,884       44,870        6,034        74,232
                            ------------  ------------  -----------  -----------  ------------

NET LOSS (AVAILABLE TO COMMON  (201,859)     (639,684)    (336,141)    (850,442)   (1,875,897)
           (STOCKHOLDERS)

FOREIGN CURRENCY
   TRANSLATION ADJUSTMENTS       48,417        94,396       83,530       68,120       179,094
                            ------------  ------------  -----------  -----------  ------------

COMPREHENSIVE LOSS          $  (153,442)  $  (545,288) $  (252,611) $  (782,322)  $(1,696,803)
                            ============  ============  ===========  ===========  ============

BASIC AND DILUTED LOSS
    PER COMMON SHARE        $     (0.01)  $     (0.03) $     (0.01) $     (0.04)
                            ============  ============  ===========  ===========

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING           21,635,000    21,239,000   21,617,000   20,766,000
                            ============  ============  ===========  ===========


Page  2     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For Three-month and Six-month Periods Ended June 30, 2003 and 2002, and For the Period From November 22, 2000 (Inception) Through June 30, 2003
                                      Unaudited

                                                                              November
                                                                             22,  2000
                                                                           (Inception)
                                               Six-Months    Six-Months        Through
                                               Ended June    Ended June       June 30,
                                                 30, 2003      30, 2002          2003
                                              ------------  ------------  ------------

CASH FLOWS FROM OPERATING
     ACTIVITIES
Net loss                                      $  (336,141)  $  (850,442)  $(1,875,897)
Adjustments to reconcile net loss to net
     cash used in operating activities:
Depreciation                                       22,451             -        42,601
Changes in operating assets and liabilities:
Inventory                                          (2,977)            -       (35,588)
Prepaid expenses and other current
       assets                                      49,441        13,280       (31,273)
Accounts payable and accrued
       liabilities                                (39,607)      (37,815)      116,872
Accrued licensing fees                             76,000        55,000       286,000
                                              ------------  ------------  ------------
Net cash used in operating activities            (230,833)     (819,977)   (1,497,285)

CASH FLOWS FROM INVESTING
     ACTIVITIES
Acquisition of property and equipment             (63,166)      (75,181)     (469,898)
Cash of reorganized entity                              -             -        27,638
                                              ------------  ------------  ------------
Net cash used in investing activities             (63,166)      (75,181)     (442,260)

CASH FLOWS FROM FINANCING
      ACTIVITIES
Proceeds from issuance of common stock             40,000             -     1,627,610
Proceeds for subscribed stock                     127,800       357,871       539,040
                                              ------------  ------------  ------------
Net cash provided by financing activities         167,800       357,871     2,166,650

FOREIGN CURRENCY
       TRANSLATION ADJUSTMENT                      83,530        68,120       179,094
                                              ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH                   (42,669)     (469,167)      406,199

CASH - beginning of period                        448,868     1,160,632             -
                                              ------------  ------------  ------------

CASH - end of period                          $   406,199   $   691,465   $   406,199
                                              ============  ============  ============




Page  3     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Basis  of  Presentation

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2003 and 2002 and for the period from November 22, 2000 (Inception) through June 30, 2003. Due to the merger with Proteo Marketing, Inc., the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2003, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002 and for the period from November 22, 2000 (Inception) through June 30, 2003, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

Recent  Accounting  Pronouncements

Recent accounting pronouncements discussed in the Notes to the December 31, 2002 and 2001 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2003 did not have a significant impact on the Company's financial statements.


2.  INVENTORY

Inventory  is  stated  at  the  lower  of  cost (first-in, first-out) or market.
Inventories  are  entirely  comprised  of  research  supplies  and  materials.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the three-month period ended June 30, 2003, the Company received approximately $60,000 in connection with stock subscriptions receivable. There have been no issuances of preferred stock during the six-month period ended June 30, 2003, nor have any stock options been granted.

In May 2003, FIDEsprit AG ("FIDEsprit") assumed the common stock subscription agreement with Euro-American GmbH, as disclosed in the December 31, 2002 financial statements filed with Form 10-KSB. Management expects the outstanding balance to be received in installments through August 2005.

Additionally, the Company entered into a common stock purchase agreement with FIDEsprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued 66,667 shares at $0.60 per share or $40,000 in cash during the three-month period ended June 30, 2003.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2003 and 2002.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $179,000 at June 30, 2003.


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


7.  GRANTS

The German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant, as amended, covers the period from February 1, 2001 to January 31, 2004 if certain milestones are reached by November 15 of each year, with a possible extension as defined in the agreement.

The grant has been modified in April 2003 to cover 47.95% (from 49.99%) of eligible research and development costs and is subject to the Company's ability to cover the remaining 52.05% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company had qualified to receive approximately 289,000 and 322,000 Euros of such grant in 2003 and 2002, respectively. Grant funds approximating 107,000 and 121,000 Euros have been received and recorded as a reduction of research and development expenses for the six-months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, management believes that all milestones required by the grant were satisfied.

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

The Company does not currently generate any significant revenue from its operations and does not expect to report any significant revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's product, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.


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

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, (e.g. due to traffic accidents) and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. In order to conduct pre-clinical and clinical trials, the Company must first complete the research and development of an efficient production process in accordance with GMP (Good Manufacturing Practices) standards.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of June 30, 2003, the Company has received approximately $579,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $850,000 ( 790,000). Such grant shall cover 47.95% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 52.05% of such costs and expenses, and from the achievement of milestones. During the six months period ended June 30, 2003, the Company has received approximately $120,000 ( 107,000) of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $406,000 as of June 30, 2003. The decrease compared to approximately $690,000 as of June 30, 2002 is primarily due to research and development expenditures, net of cash received for grants and cash received for subscribed stock.

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

None

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

During the Period ended June 30, 2003, the Company issued 66,667 shares of common stock for receipt of $40,000 in accordance with the Stock Purchase Agreement the Company entered with a Swiss investment company. The shares were issued pursuant to Rule 144 under the Securities Act of 1933.

Item  3  -  Default  upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  -  Other  information

None

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)          Exhibits

31.1   Certificate of Joerg Alte pursuant to Rules 13a-15(c) and 15d-15(c)

32     Certificate of Joerg Alte pursuant to Section 906

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

Dated: August 19, 2003