Form 10QSB
period 2003-09-30
PROTEO INC
filed 2003-11-19
CIK 1063104

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                  FORM  10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September  30,  2003

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

   Title  of  each  class  of  Common Stock   Outstanding as September 30, 2003
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

                                  PROTEO, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company,
                        Formerly TriVantage Group, Inc.)

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  September  30,  2003

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2003 and 2002, and for the Period From November 22, 2000 (Inception) Through September 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month and Nine-month Periods Ended September 30, 2003 and 2002, and for the Period From November 22, 2000 (Inception) Through September 30, 2003

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003

                                   Unaudited


                          ASSETS

Current Assets
Cash . . . . . . . . . . . . . . . . . . . .  $   393,239
Inventory. . . . . . . . . . . . . . . . . .       36,076
Prepaid expenses and other current assets. .       40,432
                                              ------------
                                                  469,747

Property and Equipment, net. . . . . . . . .      422,724
                                              ------------

                                              $   892,471
                                              ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued Liabilities . .  $    60,813
Accrued licensing fees . . . . . . . . . . .      319,000
                                              ------------
                                                  379,813

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
   10,000,000 shares authorized; no shares
   issued and outstanding. . . . . . . . . .           --
Common stock, par value $0.001 per share;
   300,000,000 shares authorized; 21,667,101
   shares issued and outstanding . . . . . .       21,667
Additional paid-in capital . . . . . . . . .    3,653,446
Stock subscriptions receivable . . . . . . .   (1,389,955)
Accumulated other comprehensive income . . .      190,359
Deficit accumulated during development stage   (1,962,859)
                                              ------------
                                                  512,658
                                              ------------

                                              $   892,471
                                              ============


Page  1     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
  For the Three-month and Nine-month Periods Ended September 30, 2003 and 2002 And for the Period From November 22, 2000 (Inception) Through September 30, 2003

                                   Unaudited

                                                                                   November
                               Three-Months  Three-Months  Nine-Months Nine-Months 22, 2000 (Inception)
                               Ended         Ended         Ended       Ended       Through
                               September     September     September   September   September
                               30, 2003      30, 2002      30, 2003    30, 2002    30, 2003
                              ------------   -----------   ---------   ----------  ------------
REVENUES. . . . . . . . . . .  $         -   $         -   $           $           $

EXPENSES
General and Administrative. .       74,899       117,788     312,230      880,585    1,683,302
Research and Development,
   net of grants. . . . . . .       13,447        39,951     157,127      133,630      355,173
                              ------------   -----------   ---------   ----------  ------------
                                    88,346       157,739     469,357    1,014,215    2,038,475

INTEREST AND OTHER INCOME . .        1,384         3,657      46,253        9,691       75,616
                              ------------   -----------   ---------   ----------  ------------

NET LOSS (AVAILABLE TO
   COMMON STOCKHOLDERS) . . .      (86,962)     (154,082)   (423,104)  (1,004,524)  (1,962,859)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS. . . . . . . .       11,265        (9,369)     94,795       58,751      190,359
                              ------------   -----------   ---------   ----------  ------------

COMPREHENSIVE LOSS. . . . . .  $   (75,697)  $  (163,451) $ (328,309)  $ (945,773) $(1,772,500)
                              ============   ===========   ==========  =========== ============

BASIC AND DILUTED LOSS
   AVAILABLE TO COMON
   STOCKHOLDERS PER
   COMMON SHARE . . . . . . .  $     (0.00)  $     (0.01) $   (0.02)  $    (0.04)
                              ============   ===========   ==========  ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING. . . . . . . .   21,667,000    21,600,000 21,634,000   21,050,000
                              ============   ===========   ==========  ===========

Page  2     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Three-month and Nine-month Periods Ended September 30, 2003 and 2002, and For the Period From November 22, 2000 (Inception) Through September 30, 2003

                                    Unaudited

                                                                         November
                                                                         22, 2000
                                              Nine-Months  Nine-Months   (Inception)
                                              Ended        Ended         Through
                                              September    September     September
                                              30, 2003     30, 2002      30, 2003
                                              -----------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . .  $ (423,104)  $(1,004,524)  $(1,962,859)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation . . . . . . . . . . . . . . . .      34,557         9,942        54,707
Changes in operating assets and liabilities:
Inventory. . . . . . . . . . . . . . . . . .      (3,465)            -       (36,076)
Prepaid expenses and other current
   assets. . . . . . . . . . . . . . . . . .      43,944        31,921       (36,770)
Accounts payable and accrued
   liabilities . . . . . . . . . . . . . . .    (119,975)       11,222        36,503
Accrued licensing fees . . . . . . . . . . .     109,000        82,500       319,000
                                              -----------  ------------  ------------
Net cash used in operating activities. . . .    (359,043)     (868,939)   (1,625,495)

CASH FLOWS FROM INVESTING
   ACTIVITIES
Acquisition of property and equipment. . . .     (69,181)     (173,621)     (475,913)
Cash of reorganized entity . . . . . . . . .           -             -        27,638
                                              -----------  ------------  ------------
Net cash used in investing activities. . . .     (69,181)     (173,621)     (448,275)

CASH FLOWS FROM FINANCING
   ACTIVITIES
Proceeds from issuance of common stock . . .      40,000             -     1,627,610
Proceeds for subscribed stock. . . . . . . .     237,800       377,872       649,040
                                              -----------  ------------  ------------
Net cash provided by financing activities. .     277,800       377,872     2,276,650

FOREIGN CURRENCY
   TRANSLATION ADJUSTMENT. . . . . . . . . .      94,795        58,751       190,359
                                              -----------  ------------  ------------

NET (DECREASE) INCREASE IN CASH. . . . . . .     (55,629)     (605,937)      393,239

CASH - beginning of period . . . . . . . . .     448,868     1,160,632             -
                                              -----------  ------------  ------------

CASH - end of period . . . . . . . . . . . .  $  393,239   $   554,695   $   393,239
                                              ===========  ============  ============

Page  3     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Basis  of  Presentation

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002 and for the period from November 22, 2000 (Inception) through September 30, 2003. Due to the merger with Proteo Marketing, Inc., the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2003, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002 and for the period from November 22, 2000 (Inception) through September 30, 2003, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the three-month period ended September 30, 2003 and the six-month period ended June 30, 2003, the Company received $110,000 and $127,800, respectively, in connection with stock subscriptions receivable.

There have been no issuances of preferred stock during the nine-month period ended September 30, 2003, nor have any stock options been granted.

In May 2003, FIDEsprit AG ("FIDEsprit") assumed the common stock subscription agreement with Euro-American GmbH, as disclosed in the December 31, 2002 financial statements filed with Form 10-KSB. Management expects the outstanding balance to be received in installments through August 2005.

Additionally, the Company entered into a common stock purchase agreement with FIDEsprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued 66,667 shares at $0.60 per share or $40,000 in cash during the three-month period ended June 30, 2003. No shares were issued during the three-month period ended September 30, 2003.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2003 and 2002.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $190,000 at September 30, 2003.


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

The Company had qualified to receive approximately 289,000 and 322,000 Euros of such grant in 2003 and 2002, respectively. Grant funds approximating 180,000 and 221,000 Euros ($205,000 and $201,000, respectively) have been received and recorded as a reduction of research and development expenses for the nine-month periods ended September 30, 2003 and 2002, respectively. As of September 30, 2003, management believes that all milestones required by the grant were satisfied.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of September 30, 2003, the Company has received approximately $689,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG has received a grant from the German State Schleswig-Holstein in the amount of approximately $850,000 (790,000 Euros). Such grant shall cover 47.95% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to 2004 and will be offset against such costs and expenses. The grant will depend on the Company's ability to cover 52.05% of such costs and expenses, and from the achievement of milestones. During the nine months period ended September 30, 2003, the Company has received approximately $205,000 ( 180,000 Euros) of the grant which has been netted against the related research and development expenses.

The Company's cash was approximately $393,000 as of September 30, 2003. The decrease compared to approximately $550,000 as of September 30, 2002 is primarily due to research and development expenditures, net of cash received for grants and cash received for subscribed stock.

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

None

Item  3  -  Default  upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  -  Other  information

None

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROTEO,  INC.

                              By  /s/  Joerg  Alte
                              ----------------------------------
                              Joerg  Alte
                              Chief  Executive  Officer  &  Chief
                              Financial  Officer

Dated:  November 18,  2003