Form 10QSB
period 2004-03-31
PROTEO INC
filed 2004-05-14
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March 31, 2004

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

                         3206 WEST WIMBLEDON DRIVE
                             AUGUSTA, GA 30909
              (Address of Principal Executive Offices) (Zip Code)

                              (706) 737-6600
                       (Issuer's Telephone Number)

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

   Title of each class of Common Stock         Outstanding as March 31, 2004
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.001  par  value                  21,667,101



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

INDEX

                                  PROTEO, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company,
                        Formerly TriVantage Group, Inc.)

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  March  31,  2004

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2004 and 2003, and for the Period From November 22, 2000 (Inception) Through March 31, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2004 and 2003, and for the Period From November 22, 2000 (Inception) Through March 31, 2004

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

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

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004

                                    Unaudited

                          ASSETS

Current Assets
Cash . . . . . . . . . . . . . . . . . . . .  $   386,262
Inventory. . . . . . . . . . . . . . . . . .       46,592
Prepaid expenses and other current assets. .       29,448
                                              ------------
                                                  462,302

Property and Equipment, net. . . . . . . . .      414,309
                                              ------------

                                              $   876,611
                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities . .  $    56,670
Accrued licensing fees . . . . . . . . . . .      435,000
                                              ------------
                                                  491,670

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001 per share;
   10,000,000 shares authorized; no shares
   issued and outstanding. . . . . . . . . .           --
Common stock, par value $0.001 per share;
   300,000,000 shares authorized; 21,667,101
   shares issued and outstanding . . . . . .       21,667
Additional paid-in capital . . . . . . . . .    3,653,447
Stock subscriptions receivable . . . . . . .   (1,189,955)
Accumulated other comprehensive income . . .      232,688
Deficit accumulated during development stage   (2,332,906)
                                              ------------
                                                  384,941
                                              ------------

                                              $   876,611
                                              ============


Page  1     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
            For the Three-month Periods Ended March 31, 2004 and 2003
  And for the Period From November 22, 2000 (Inception) Through March 31, 2004

                                    Unaudited

                                                                                                  November
                                                                       Three-        Three-       22,  2000
                                                                       Months        Months       (Inception)
                                                                       Ended         Ended        Through
                                                                       March 31,     March 31,    March 31,
                                                                       2004          2003         2004
                                                                     ----------    ----------   -----------
REVENUES . . . . . . . . . . . . . . . . .                           $        -    $        -   $         -

EXPENSES
General and Administrative                                               87,867       120,360     1,875,844
Research and Development, net of grants                                  99,659        55,946       472,492
                                                                     ----------    ----------   -----------
                                                                        187,526       176,306     2,348,336

INTEREST AND OTHER INCOME                                                14,580        42,024        15,430
                                                                     ----------    ----------   -----------

NET LOSS (AVAILABLE TO COMMON
   STOCKHOLDERS)                                                       (172,946)     (134,282)   (2,332,906)

FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                                          (27,275)       35,113       232,688
                                                                     ----------    ----------   -----------

COMPREHENSIVE LOSS                                                  $  (200,221)  $   (99,169)  $(2,100,218)
                                                                     ===========   ===========  ============

BASIC AND DILUTED LOSS AVAILABLE
   TO COMON STOCKHOLDERS PER COMMON SHARE                           $     (0.01)  $     (0.01)
                                                                     ===========  ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                         21,667,101    21,600,434
                                                                     ===========  ============

Page  2     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For Three-month Periods Ended March 31, 2004 and 2003, and
    For the Period From November 22, 2000 (Inception) Through March 31, 2004


                                    Unaudited

                                                                         November
                                               Three-       Three-       22, 2000
                                               Months       Months       (Inception)
                                               Ended        Ended        Through
                                               March 31,    March 31,    March 31,
                                               2004         2003         2004
                                               -----------  -----------  ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $ (172,946)  $ (134,282)  $(2,332,906)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . .      12,669       10,899        79,344
Unrealized foreign transaction loss (gain). .     (12,000)           -        67,000
Changes in operating assets and liabilities:
Inventory . . . . . . . . . . . . . . . . . .       1,449         (986)      (46,592)
Prepaid expenses and other current
   assets . . . . . . . . . . . . . . . . . .       5,060       20,751       (25,786)
Accounts payable and accrued
   liabilities. . . . . . . . . . . . . . . .       5,323      (75,545)       45,319
Accrued licensing fees. . . . . . . . . . . .      33,000       27,500       368,000
                                               -----------  -----------  ------------
Net cash used in operating activities . . . .    (127,745)    (151,663)   (1,845,921)

CASH FLOWS FROM INVESTING
   ACTIVITIES
Acquisition of property and equipment . . . .           -      (23,728)     (504,793)
Cash of reorganized entity. . . . . . . . . .           -            -        27,638
                                               -----------  -----------  ------------
Net cash used in investing activities . . . .           -      (23,728)     (477,155)

CASH FLOWS FROM FINANCING
   ACTIVITIES
Proceeds from issuance of common stock. . . .           -            -     1,627,610
Proceeds for subscribed stock . . . . . . . .      50,000      107,800       849,040
                                               -----------  -----------  ------------
Net cash provided by financing activities . .      50,000      107,800     2,476,650

FOREIGN CURRENCY\
   TRANSLATION ADJUSTMENT . . . . . . . . . .     (27,275)      35,113       232,688
                                               -----------  -----------  ------------

NET (DECREASE) INCREASE IN CASH . . . . . . .    (105,020)     (32,478)      386,262

CASH - beginning of period. . . . . . . . . .     491,282      448,868             -
                                               -----------  -----------  ------------

CASH - end of period. . . . . . . . . . . . .  $  386,262   $  416,390   $   386,262
                                               ===========  ===========  ============

Page  3     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

Basis  of  Presentation

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 and for the period from November 22, 2000 (Inception) through March 31, 2004. Due to the merger with Proteo Marketing, Inc., the reported amounts are those of the surviving corporation. The results of operations of Proteo (formerly known as TriVantage Group, Inc.) previously filed in prior years are not included herein. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2004, and the results of operations and cash flows for the three-month ended March 31, 2004 and 2003 and for the period from November 22, 2000 (Inception) through March 31, 2004, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004


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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from any product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

Development  Stage  and  Going  Concern

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any significant revenues from operations, and there is no assurance of any future revenues.

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

Management  has  taken  action  to  address  these  matters.  They  include:

- Retention of experienced management personnel with particular skills in the commercialization of such products.
-     Attainment  of  technology  to  develop  additional  biotech  products.
-     Raising  additional  funds through the sale of debt and equity securities.
-     Applying  for  additional  research  grants.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

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

Principles  of  Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent  Accounting  Pronouncements

Recent accounting pronouncements discussed in the Notes to the December 31, 2003 and 2002 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

2.  INVENTORY

Inventory  is  stated  at  the  lower  of  cost (first-in, first-out) or market.
Inventories  are  entirely  comprised  of  research  supplies  and  materials.


3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the three-month period ended March 31, 2004, the Company received $50,000 in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through August 2005.

There have been no issuances of preferred stock during the three-month period ended March 31, 2004, nor have any stock options been granted.

The Company previously entered into a common stock purchase agreement with FIDEsprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued no shares under this agreement during the three-month period ended March 31, 2004.


4.  LOSS  PER  SHARE

The Company computes net loss per common share using SFAS No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2004 and 2003.

                          PROTEO, INC. AND SUBSIDIARIES
         (A Development Stage Company, Formerly TriVantage Group, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $233,000 at March 31, 2004.


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


7.  GRANTS

Proteo Biotech AG's previous research grant from the German state of Schleswig-Holstein expired during the three-month period ended March 31, 2004. No grant funds were received during such time. At March 31, 2004, the Company was in the process of applying to the German state of Schleswig-Holstein and the European Union for additional grants to further develop its product.

In May 2004 the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The new Grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement.

The new Grant covers 49.74 % of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs.

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

In collaboration with a non-affiliated third party company, the Company has identified the yeast to be utilized in the production of Elafin and has ordered the third party to develop efficient clones of such yeasts. Further, the Company has optimized the yeast expression systems to increase efficient production of such yeasts. Also, the Company is in the process of equipping its facilities and to scale up its fermentation facilities to be able to produce sufficient amounts of Elafin for its research and development.
In collaboration with another non-affiliated third party, the Company has successfully completed animal studies about the acute toxicity of a single dose intravenous application of Elafin in mice and rats as well as continuos intravenous application of Elafin in rats over two weeks.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000 . As of March 31, 2004, the Company has received approximately $849,000 related to the stock subscription agreement.

Additionally, the Company's wholly owned German subsidiary Proteo Biotech AG had received a grant from the German State Schleswig-Holstein in the amount of approximately $994,000 (790,000 Euros). Such grant covered 47.95% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to March 2004 and was offset against such costs and expenses. The grant depended on the Company's ability to cover 52.05% of such costs and expenses, and from the achievement of milestones. All funds eligible under the Grant were received prior to December 31, 2003. We received no funds during the quarter ended March 31, 2004; however, subsequent to that date the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The new Grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new Grant covers 49.74 % of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs.

The Company's cash was approximately $386,000 as of March 31, 2004. The decrease compared to approximately $491,000 as of December 31, 2003 is primarily due to research and development expenditures, net of cash received for for subscribed stock. We received no grant funds during the three-month period ended March 31, 2004.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Prof. Oliver Wiedow, the Company's principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing of this report. Based on that evaluation, he has concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date Prof. Oliver Wiedow completed his evaluation.


Part  II

Item  1  -  Legal  Proceedings

None

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

None

Item  3  -  Default  upon  Senior  Securities

None

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  -  Other  information

None

Item  6  -  Exhibits  and  Reports  on  Form  8-K

(a)          Exhibits

31.1   Certificate of Oliver Wiedow pursuant to Rules 13a-15(c) and 15d-15(c)

32     Certificate of Oliver Wiedow pursuant to Section 906

b)          Reports  on  Form  8-K

None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROTEO, INC.

                              By /s/ Oliver Wiedow
                              ----------------------------------
                              Oliver Wiedow
                              Principal Executive Officer

Dated: May 14, 2004