Form 10QSB
period 2004-06-30
PROTEO INC
filed 2004-08-13
CIK 1063104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30, 2004

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

   Title of each class of Common Stock         Outstanding as June 30, 2004
   ----------------------------------------- ----------------------------------
   Common  Stock,  $0.001  par  value                  21,667,101



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [   ]  No [ X ]

                                  PROTEO, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements:

Unaudited  Condensed  Consolidated  Balance  Sheet  as  of  June  30,  2004

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2004 and 2003, and for the Period From November 22, 2000 (Inception) Through June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2004 and 2003, and for the Period From November 22, 2000 (Inception) Through June 30, 2004

Notes  to  Unaudited  Condensed  Consolidated  Financial  Statements

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Item  3.  Controls  and  Procedures

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   372,727
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,236
Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,413
                                                                                                                   ------------
                                                                                                                       451,376

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      400,463
                                                                                                                   ------------

                                                                                                                   $   851,839
                                                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    36,909
Accrued licensing fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      465,000
                                                                                                                   ------------
                                                                                                                       501,909

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued and outstanding . . .           --
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 21,667,101 shares issued and outstanding       21,667
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,653,447
Stock subscriptions receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,039,955)
Accumulated other comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      225,870
Deficit accumulated during development stage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,511,099)
                                                                                                                   ------------
                                                                                                                       349,930
                                                                                                                   ------------

                                                                                                                   $   851,839
                                                                                                                   ============


Page  1     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
     FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2004
                                    UNAUDITED

                                                                                     NOVEMBER
                                                                                     22,  2000
                                                                                     (INCEPTION)
                             THREE-MONTHS  THREE-MONTHS  SIX-MONTHS    SIX-MONTHS    THROUGH
                             ENDED JUNE    ENDED JUNE    ENDED JUNE    ENDED JUNE    JUNE 30,
                             30, 2004      30, 2003      30, 2004      30, 2003      2004
                             ------------  -----------   ----------    ----------    ------------
REVENUES. . . . . . . . . .  $         -   $         -   $         -   $         -   $         -

EXPENSES
General and Administrative.      100,245       139,422       188,112       259,782     1,976,089
Research and Development,
net of grants . . . . . . .       85,696        65,283       185,355       121,229       558,188
                             ------------  -----------   ----------    ----------    ------------
                                 185,941       204,705       373,467       381,011     2,534,277

INTEREST AND OTHER
INCOME. . . . . . . . . . .        7,749         2,846        22,328        44,870        23,178
                             ------------  -----------   ----------    ----------    ------------

NET LOSS (AVAILABLE TO
   COMMON STOCKHOLDERS) . .     (178,192)     (201,859)     (351,139)     (336,141)   (2,511,099)

FOREIGN CURRENCY
   TRANSLATION ADJUSTMENTS.       (6,819)       48,417       (34,093)       83,530       225,870
                             ------------  -----------   ----------    ----------    ------------

COMPREHENSIVE LOSS. . . . .  $  (185,011)  $  (153,442)  $  (385,232)  $  (252,611)  $(2,285,229)
                             ============  ===========   ============  ============  ============

BASIC AND DILUTED LOSS
   AVAILABLE TO COMMON
   STOCKHOLDERS PER
   COMMON SHARE . . . . . .  $     (0.01)  $     (0.01)  $     (0.02)  $     (0.01)
                             ============  ===========   ============  ============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING . . .   21,667,101    21,635,000    21,667,101    21,617,000
                             ============  ===========   ============  ============

Page  2    See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003, AND
     FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2004

                                   UNAUDITED

                                                                         NOVEMBER
                                                                         22,  2000
                                                                        (INCEPTION)
                                             SIX-MONTHS    SIX-MONTHS    THROUGH
                                             ENDED JUNE    ENDED JUNE    JUNE 30,
                                             30, 2004      30, 2003      2004
                                            ------------  ------------  ------------

CASH FLOWS FROM OPERATING
    ACTIVITIES
Net loss . . . . . . . . . . . . . . . . .  $  (351,139)  $  (336,141)  $(2,511,099)
Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation . . . . . . . . . . . . . . .       24,369        22,451        91,044
Unrealized foreign transaction
loss (gain). . . . . . . . . . . . . . . .      (15,000)            -        64,000
Changes in operating assets and
liabilities:
Inventory. . . . . . . . . . . . . . . . .        1,805        (2,977)      (46,236)
Prepaid expenses and other
current assets . . . . . . . . . . . . . .        2,095        49,441       (28,751)
Accounts payable and
accrued liabilities. . . . . . . . . . . .      (11,279)      (39,607)       28,717
Accrued licensing fees . . . . . . . . . .       66,000        76,000       401,000
                                            ------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES. . .     (283,149)     (230,833)   (2,001,325)

CASH FLOWS FROM INVESTING
    ACTIVITIES
Acquisition of property and equipment. . .       (1,313)      (63,166)     (506,106)
Cash of reorganized entity . . . . . . . .            -             -        27,638
                                            ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES. . .       (1,313)      (63,166)     (478,468)

CASH FLOWS FROM FINANCING
    ACTIVITIES
Proceeds from issuance of common stock . .            -        40,000     1,627,610
Proceeds for subscribed stock. . . . . . .      200,000       127,800       999,040
                                            ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.      200,000       167,800     2,626,650

FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT . . . . . . . .      (34,093)       83,530       225,870
                                            ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH. . . . . .     (118,555)      (42,669)      372,727

CASH - beginning of period . . . . . . . .      491,282       448,868             -
                                            ------------  ------------  ------------

CASH - end of period . . . . . . . . . . .  $   372,727   $   406,199   $   372,727
                                            ============  ============  ============

Page  3     See  accompanying  notes  to  these condensed consolidated financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

BASIS  OF  PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2004 and 2003 and for the period from November 22, 2000 (Inception) through June 30, 2004. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2004, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003 and for the period from November 22, 2000 (Inception) through June 30, 2004, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NATURE  OF  BUSINESS

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

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

DEVELOPMENT  STAGE  AND  GOING  CONCERN  CONSIDERATIONS

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

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

1.  NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION  (continued)

DEVELOPMENT  STAGE  AND  GOING  CONCERN  CONSIDERATIONS  (continued)

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2003 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

2.  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or estimated market value. Inventories are entirely comprised of research supplies and materials.


3.  STOCK  SUBSCRIPTIONS  RECEIVABLE  AND  OTHER  STOCK  ISSUES

During the three-month and six-month periods ended June 20, 2004, the Company received approximately $50,000 and $200,000, respectively in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through August 2005.

There have been no issuances of preferred stock during the six-month period ended June 30, 2004, nor have any stock options been granted.

The Company previously entered into a common stock purchase agreement with FID-Esprit to purchase up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued no shares under this agreement during the six-month period ended June 30, 2004.


4.  LOSS  PER  SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2004 and 2003.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

5.  FOREIGN  CURRENCY  TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $226,000 at June 30, 2004.


6.  FOREIGN  CURRENCY  TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. At each quarter-end, the Company translates the quarterly amount to US Dollars at the exchange rate effective on that date. If the exchange rate changes between the time incurred and the time actual payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, the Company has not realized any exchanges losses during the six-month periods ended June 30, 2004 and 2003.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income. The Company recorded an unrealized exchange loss of approximately
$15,000 for the six-months ended June 30, 2004. There were no significant unrealized exchange gains or losses during the six-month period ended June 30, 2003.


7.  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED  INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has not generated significant revenues since its inception. All fixed assets are located in Germany.

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

8.  GRANTS

Proteo Biotech AG's previous research grant from the German state of Schleswig-Holstein expired during the three-month period ended March 31, 2004. No grant funds were received during such period. In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs.

The Company has qualified to receive approximately 150,000 Euros (approximately $180,000) of the new grant in 2004. No funds have been received from the new
Grant during the three-month period ended June 30, 2004. Grant funds approximating 107,000 Euros were received and recorded as a reduction of research and development expenses for the six-month period ended June 30, 2003. As of June 30, 2004, management believes that all milestones required by the new grant have been satisfied.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

The Company does not currently generate any significant revenue from its operations and does not expect to report any significant revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.

PLAN  OF  OPERATIONS

The Company intends to specialize in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications, if any, have yet to be determined.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. In order to conduct clinical trials, the Company must first complete the research and development of an efficient production process in accordance with GMP (Good Manufacturing Practices) standards.

The Company's success will depend on its ability to implement an efficient production process in accordance with GMP standards, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

In collaboration with a non-affiliated third party company in 2003, the Company identified the yeast to be utilized in the production of Elafin and ordered the third party to develop efficient clones of such yeasts. Further, the Company has optimized the yeast expression systems to increase efficient production of such yeasts. Also, the Company has equipped its facilities to scale up its fermentation abilities, and is now able to produce sufficient amounts of Elafin for its research and development.

In collaboration with another non-affiliated third party in 2003, the Company successfully completed animal studies about the acute toxicity of a single dose intravenous application of Elafin in mice and rats as well as continuos intravenous application of Elafin in rats over two weeks.


LIQUIDITY  AND  CAPITAL  RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of restricted common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000. As of June 30, 2004, the Company has received approximately $999,000 related to the stock subscription agreement.

Previously, the Company's wholly owned German subsidiary Proteo Biotech AG had received a grant from the German State Schleswig-Holstein in the amount of approximately $994,000 (790,000 Euros). That grant covered 47.95% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to March 2004. The grant depended on the Company's ability to cover 52.05% of such costs and expenses, and from the achievement of research project milestones. We received no funds during the quarter ended June 30, 2004.

During the quarter ended June 30, 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG an additional 760,000 Euros under a new grant for further research and development of the Company's pharmaceutical product Elafin. The new Grant covers the period from April 1, 2004 to March 31, 2007 based on certain milestones which have to be achieved by September 30 of each year, with a possible extension as defined in the agreement. The new Grant covers 49.74 % of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs. No grant funds were received during the six-months ended June 30, 2004, but we have qualified to receive approximately 150,000 Euros (approximately $180,000) from the new grant in 2004. We believe that Proteo Biotech AG is on track to meet required milestones.

The Company's cash was approximately $373,000 as of June 30, 2004. The decrease compared to approximately $491,000 as of December 31, 2003 is primarily due to research and development expenditures, net of cash received for subscribed stock.

The Management of the Company believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its restricted common stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Walter J. Thomsen, the Company's new principal executive and financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(c) of the Securities Exchange Act of 1934). Based on his most recent evaluation, he has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  5.  OTHER  INFORMATION

Appointment  of  new  Directors  and  Officers

Ulrich Glaeser resigned as Director, and the Company's Secretary, as well as the CEO of the Company's wholly owned German subsidiary Proteo Biotech AG as of April 30, 2004. Furthermore Joerg Alte has resigned as the Company's President, CEO and CFO as of July 15, 2004. Such resignations were due only to personal reasons and were not caused by any dissent to the Company, its management or its policies. The Company and its Board are grateful for the valuable services rendered by Ulrich Glaeser and Joerg Alte.

Walter J. Thomsen, age 40, has joined the Company and succeeded Ulrich Glaeser as CEO of the Company's wholly owned subsidiary Proteo Biotech AG. Further Walter J. Thomsen has been appointed as a new member of the Board of Directors and as the Company's new President, CEO and CFO effective as of July 20th, 2004.

Walter J. Thomsen was born in San Francisco, California and grew up in the USA and Germany. He holds a Masters degree in business administration from the Christian-Albrechts-University in Kiel, Germany. Mr. Thomsen has gained international management experience in a multinational Industry service corporation, of which he served 5 years as managing director within affiliated companies. Before joining the Company, Mr. Thomsen topped off his broad experience in an international business consultancy as a management consultant.

Dr. Barbara Kahlke, a Director, has been appointed as the Company's new Secretary also effective as of July 20th, 2004, the date of the resolution of the Board of Directors.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
31.1     Rule  13a-14(e)  and 15d-14(a) Certification of Chief Executive Officer

31.2     Rule  13a-14(e)  and 15d-14(a) Certification of Chief Financial Officer

32     Section  1350  Certification

(b)     Reports  on  Form  8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROTEO,  INC.

                              By:  /  s  /  Walter  Thomsen
                              -----------------------------------------------
                              Walther  Thomsen
                              Principal  Executive  Officer

Dated:  August  12,  2004