Form 10QSB
period 2004-09-30
PROTEO INC
filed 2004-11-15
CIK 1063104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   FORM 10-QSB

                     ---------------------------------------


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                        Commission file number 000-32849

                                  PROTEO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEVADA                                         88-0292249
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

2102 BUSINESS CENTER DRIVE, IRVINE, CALIFORNIA                    92612
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (949) 253-4616

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        NUMBER OF SHARES OUTSTANDING
------------------------------               ----------------------------
Common Stock, $0.001 par value               21,667,101 shares of common
                                             stock as November 10, 2004

Transitional Small Business Disclosure Format
(Check one):
Yes [ ] No [X].

                                  PROTEO, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          1

         Unaudited Condensed Consolidated Balance Sheet as of
         September 30, 2004                                                    1

         Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods
         Ended September 30, 2004 and 2003, and for the Period From
         November 22, 2000 (Inception) Through September 30, 2004              2

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the Nine-month Periods Ended September 30, 2004 and 2003, and for the Period From November 22, 2000 (Inception) Through
         September 30, 2004                                                    3

         Notes to Unaudited Condensed Consolidated Financial Statements        4

Item 2.  Management's Discussion and Analysis or Plan of Operations           10

Item 3.  Controls and Procedures                                              12

PART II. OTHER INFORMATION                                                    12

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------
                                    UNAUDITED


                                     ASSETS

CURRENT ASSETS
      Cash                                                          $   406,103
      Inventory                                                          47,177
      Prepaid expenses and other current assets                          18,785
                                                                    ------------
                                                                        472,065

PROPERTY AND EQUIPMENT, NET                                             437,158
                                                                    ------------

                                                                    $   909,223
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                      $    38,465
      Accrued licensing fees                                            509,000
                                                                    ------------
                                                                        547,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, par value $0.001 per share;
          10,000,000 shares authorized; no shares
          issued and outstanding                                             --
      Common stock, par value $0.001 per share;
          300,000,000 shares authorized; 21,667,101
          shares issued and outstanding                                  21,667
      Additional paid-in capital                                      3,653,447
      Stock subscriptions receivable                                   (939,955)
      Accumulated other comprehensive income                            242,745
      Deficit accumulated during development stage                   (2,616,146)
                                                                    ------------
                                                                        361,758
                                                                    ------------

                                                                    $   909,223
                                                                    ============


--------------------------------------------------------------------------------
  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                    PROTEO, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                            FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                          AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2004

------------------------------------------------------------------------------------------------------------------------------------
                                                              UNAUDITED

                                                                                                                        NOVEMBER 22,
                                                                                                                           2000
                                               THREE-MONTHS      THREE-MONTHS       NINE-MONTHS       NINE-MONTHS       (INCEPTION)
                                                   ENDED             ENDED             ENDED             ENDED            THROUGH
                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                   2004              2003              2004              2003              2004
                                               -------------     -------------     -------------     -------------     -------------
REVENUES                                       $         --      $         --      $         --      $         --      $         --

EXPENSES
      General and Administrative                     78,493            74,899           266,606           312,230         2,054,582
      Research and Development, net of grants        19,511            13,447           204,866           157,127           577,699
                                               -------------     -------------     -------------     -------------     -------------
                                                     98,004            88,346           471,472           469,357         2,632,281

INTEREST AND OTHER INCOME (EXPENSE)                  (7,043)            1,384            15,285            46,253            16,135
                                               -------------     -------------     -------------     -------------     -------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)        (105,047)          (86,962)         (456,187)         (423,104)       (2,616,146)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS             16,875            11,265           (17,218)           94,795           242,745
                                               -------------     -------------     -------------     -------------     -------------

COMPREHENSIVE LOSS                             $    (88,172)     $    (75,697)     $   (473,405)     $   (328,309)     $ (2,273,401)
                                               =============     =============     =============     =============     =============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE                $      (0.00)     $      (0.00)     $      (0.02)     $      (0.02)
                                               =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                    21,667,101        21,667,101        21,667,101        21,634,000
                                               =============     =============     =============     =============


------------------------------------------------------------------------------------------------------------------------------------
                            SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                               PAGE 2

                                          PROTEO, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003, AND
                   FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2004

-----------------------------------------------------------------------------------------------------------------
                                                    UNAUDITED


                                                                                                    NOVEMBER 22,
                                                                                                       2000
                                                          NINE-MONTHS          NINE-MONTHS          (INCEPTION)
                                                             ENDED                ENDED               THROUGH
                                                         SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                             2004                 2003                 2004
                                                       ----------------     ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $      (456,187)     $      (423,104)     $    (2,616,146)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                               38,356               34,557              105,030
     Unrealized foreign transaction loss (gain)                 (5,000)                  --               74,000
     Changes in operating assets and liabilities:
         Inventory                                                 864               (3,465)             (47,177)
         Prepaid expenses and other current assets              15,723               43,944              (15,123)
         Accounts payable and accrued liabilities              (25,839)            (119,975)              14,157
         Accrued licensing fees                                100,000              109,000              435,000
                                                       ----------------     ----------------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                         (332,083)            (359,043)          (2,050,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                          (35,878)             (69,181)            (540,671)
Cash of reorganized entity                                          --                   --               27,638
                                                       ----------------     ----------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                          (35,878)             (69,181)            (513,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                              --               40,000            1,627,610
Proceeds for subscribed stock                                  300,000              237,800            1,099,040
                                                       ----------------     ----------------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      300,000              277,800            2,726,650

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        (17,218)              94,795              242,745
                                                       ----------------     ----------------     ----------------

NET (DECREASE) INCREASE IN CASH                                (85,179)             (55,629)             372,727

CASH - beginning of period                                     491,282              448,868                   --
                                                       ----------------     ----------------     ----------------

CASH - end of period                                   $       406,103      $       393,239      $       406,103
                                                       ================     ================     ================


-----------------------------------------------------------------------------------------------------------------
                   SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      PAGE 3

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiaries Proteo Marketing, Inc. and Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003 and for the period from November 22, 2000 (Inception) through September 30, 2004. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2004, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003 and for the period from November 22, 2000 (Inception) through September 30, 2004, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO.OB".


--------------------------------------------------------------------------------

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

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

Management has taken action to address these matters. They include:

         o Retention of experienced management personnel with particular skills in the commercialization of such products.
         o Attainment of technology to develop additional biotech products.
         o Raising additional funds through the sale of debt and equity securities.
         o        Applying for additional research grants.


--------------------------------------------------------------------------------

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

2.  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or estimated market value. Inventories are entirely comprised of research supplies and materials.


3.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the three-month and nine-month periods ended September 30, 2004, the Company received approximately $100,000 and $300,000, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through August 2005.

There have been no issuances of preferred stock during the nine-month period ended September 30, 2004, nor have any stock options been granted.

The Company previously entered into a common stock purchase agreement with FID-Esprit to purchase up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement shall expire upon the earlier of the purchase of 1,000,000 or December 31, 2004. The Company issued no shares under this agreement during the nine-month period ended September 30, 2004.


4.  LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2004 and 2003.


--------------------------------------------------------------------------------

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

5.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $243,000 at September 30, 2004.


6.  FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. At each quarter-end, the Company translates the quarterly amount to US Dollars at the exchange rate effective on that date. If the exchange rate changes between the time incurred and the time actual payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, the Company has not realized any exchanges losses during the nine-month periods ended September 30, 2004 and 2003.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded foreign transactions that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income. The Company recorded an unrealized exchange gain of approximately $5,000 for the nine-months ended September 30, 2004. There were no significant unrealized exchange gains or losses during the nine-month period ended September 30, 2003.


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


--------------------------------------------------------------------------------

                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

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

The Company has qualified to receive approximately 150,000 Euros (approximately $185,000) of the new grant in 2004. Grant funds approximating 71,000 and 180,000 Euros ($87,000 and $201,000, respectively) have been received and recorded as a reduction of research and development expenses for the nine-month periods ended September 30, 2004 and 2004, respectively. As of September 30, 2004, management believes that all milestones required by the new grant have been satisfied.


--------------------------------------------------------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------      ----------------------------------------------------------

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

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents, and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. In order to conduct clinical trials, the Company must first complete the research and development of an efficient production process in accordance with GMP (Good Manufacturing Practices) standards.

The Company's success will depend on its ability to implement an efficient production process in accordance with GMP standards, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as a drug in any of the intended applications.


--------------------------------------------------------------------------------

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

In collaboration with another non-affiliated third party in 2003, the Company successfully completed animal studies about the acute toxicity of a single dose intravenous application of Elafin in mice and rats as well as continuous intravenous application of Elafin in rats over two weeks.

During the quarter ended September 30, 2004, the Company setup a modern Laboratory to conduct the validation project as outlined in the research and development plan of the grant received from the State of Schleswig-Holstein.


LIQUIDITY AND CAPITAL RESOURCES

Since Inception, the Company has raised a total of approximately $3,666,000 from the sale of 17,853,179 shares of restricted common stock, of which 5,085,487 shares have been sold at a price of $0.40 per share under a stock subscription agreement for an aggregate amount of approximately $2,035,000. As of September 30, 2004, the Company has received approximately $1,099,000 related to the stock subscription agreement.

Effective August 16, 2004, the Company's common shares are additionally listed and quoted in the over the counter segment of the Frankfurt Stock Exchange (FSE) under the trading symbol (WKN) 925981. Previously, Proteo's common shares (ticker symbol PTEO.OB) were solely listed on the OTCBB market administered by NASDAQ.

Previously, the Company's wholly owned German subsidiary Proteo Biotech AG had received a grant from the German State Schleswig-Holstein in the amount of approximately $994,000 (790,000 Euros). That grant covered 47.95% of related costs and expenses of research and development of the Company's Elafin project during the period from 2001 to March 2004. The grant depended on the Company's ability to cover the remaining 52.05% of such costs and expenses, and the achievement of research project milestones.

In April 2004 the German State of Schleswig-Holstein has granted Proteo Biotech AG an additional 760,000 Euros under a new grant for further research and development of the Company's pharmaceutical product Elafin. The new Grant covers the period from April 1, 2004 to March 31, 2007 based on certain milestones which have to be achieved by September 30 of each year; the Company has achieved the milestone defined for September 30, 2004. The new Grant covers 49.74 % of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs.

The Company has received 71,160 Euros (approximately $87,000) during the six-months ended September 30, 2004, and is qualified to receive a total of approximately 150,000 Euros (approximately $185,000) from the new grant in 2004. We believe that Proteo Biotech AG is on track to meet required milestones.

The Company's cash was approximately $406,000 as of September 30, 2004. The increase, compared to approximately $373,000 as of June 30, 2004, is primarily due to cash receipts from the grant and subscribed stock in excess of research and development and general and administrative expenditures.

The Management of the Company believes that the Company will not generate significant revenues in the next few years, nor will it have sufficient cash to fund all operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its restricted common sock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, at all.


--------------------------------------------------------------------------------

CAPITAL EXPENDITURES

The Company has purchased capital equipment approximating $36,000 in the quarter ended September 30, 2004, and intends to purchase additional capital equipment over the next twelve months to meet the Company's research and development requirements. The costs are estimated to total approximately $150,000. Further, the Company intends to utilize third party services in its research and development over the next twelve months. Such costs are estimated to total approximately $500,000.


ITEM 3.      CONTROLS AND PROCEDURES
-------      -----------------------

Walter J. Thomsen, the Company's new principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15c) of the Securities Exchange Act of 1934). Based on his most recent evaluation, he has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.      LEGAL PROCEEDINGS.
-------      ------------------

             We are not currently a party to any legal proceedings

ITEM 2.      CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
-------      -------------------------------------------------------------------
             SECURITIES.
             -----------

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.
-------      --------------------------------

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------      ----------------------------------------------------

             None.

ITEM 5.      OTHER INFORMATION.
-------      ------------------

             The Company has changed its executive office in the United States to 2102 Business Center Drive, in Irvine, California 92612.


--------------------------------------------------------------------------------

ITEM 6.      EXHIBITS.
-------      ---------

                Exhibits:

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PROTEO, INC.

Dated: November 15, 2004

                                                By:  /s/ Walter J. Thomsen
                                                     ---------------------
                                                     Walter J. Thomsen
                                                     Principal Executive Officer


--------------------------------------------------------------------------------
                                    PAGE 14