Form 10KSB
period 2004-12-31
PROTEO INC
filed 2005-03-31
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2004

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

                                 (949) 253-4616
                           (Issuer's Telephone Number)

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

Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 9,249,350 shares held by non-affiliates and the closing price of $.58 per share for the common stock on the over-the counter market as of March 24, 2005): approximately $5,365,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 22,079,350 at February 28, 2005.

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

None.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES NO [X]

                       TABLE OF CONTENTS

                                     PART I

Item 1     Description of Business.                                            1

Item 2     Description of Property                                             6

Item 3     Legal Proceedings                                                   6

Item 4     Submission of Matters to a Vote of Security Holders and
             Small Business Issuer Purchases of Equity Securities.             6

                                 PART II

Item 5     Market for Common Equity, and Related Stockholder Matters           6

Item 6     Management's Discussion and Analysis or Plan of Operations.         7

Item 7     Financial Statements.                                              11

Item 8     Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.                                        11

Item 8A    Controls and Procedures                                            11

                                PART III

Item 9    Directors and Executive Officers of the Registrant.                 11

Item 10   Executive Compensation.                                             13

Item 11   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                   14

Item 12   Certain Relationships and Related Transactions.                     14

Item 13   Exhibits.                                                           14

Item 14.  Principal Accountant Fees and Services                              15

                                     PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis or Plan of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY OVERVIEW- HISTORY

Proteo, Inc. is a Nevada corporation formed on December 18, 1992. Proteo, Inc. has one wholly owned subsidiary, Proteo Biotech AG ("PBAG"), a German corporation (Proteo, Inc. and PBAG are hereinafter collectively referred to as the "Company"). The Company's common stock is currently quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PTEO". Effective December 31, 2004, the Company's other wholly owned subsidiary, Proteo Marketing, Inc. ("PMI") was merged into the Company.

PMI was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with PBAG, and as a result, PBAG became a wholly owned subsidiary of PMI.

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a "reverse merger." In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger (the "Merger") between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc. (the "Company").

DESCRIPTION OF BUSINESS

The Company seeks to identify potential drug candidates in the field of inflammation. The Company's focus is on natural occurring compounds which have proven superior biologic activity over almost all known compounds. The focus on natural occurring compounds is driven by the assumption that these compounds will have less side effects regarding metabolism and excretion. Whenever possible human peptides and proteins, which have no allergenic potential, will be used.

The Company intends to develop, manufacture, promote, and market pharmaceuticals and other biotech products. However, we do not believe that any of our planned products will produce sufficient revenues in the next six years to support us financially. We currently expect to only sell small quantities of these products in the first few business years. As a result, we intend to identify and develop other potential products. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, and market proprietary products. The products and technologies we intend to develop will require significant commitments of personnel and financial resources.

Our business strategy is focused on the development of pharmaceuticals based on the body's own tools and weapons to fight inflammatory diseases. Specifically, we are focusing our research on the development of drugs based on the human protein Elafin. We strongly believe that Elafin will be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post-surgery damage to tissue, and complications resulting from organ transplantation.

Elafin is a human protein that naturally occurs in human skin, lungs and the mammary gland. Elafin is an elastase inhibitor which inhibits the activity of two enzymes, elastase and proteinase 3. Both of these enzymes are known to be involved in the breakdown of tissue in various inflammatory diseases. Elafin has proven in animal tests, that it protects tissue against destruction by these enzymes. We intend to utilize Elafin as a drug in the treatment of various diseases and injuries.

We believe a major indication for Elafin is as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery) or by removal of blood-clots in the coronary vessels (lyse therapy). Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted.

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

Elafin may also be used in the course of heart transplantation. To transplant hearts successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damages caused by blood supply deficiencies. Tests carried out on rabbits at the University of Toronto have demonstrated the effectiveness of an infusion with Elafin after a heart transplant. In cases where Elafin was not administered, a substantial thickening of the coronary vessel walls occurred due to temporary circulation reduction. Thus the heart was frequently not sufficiently supplied with blood. Inflammation and destruction of the heart musculature, which was partly replaced by functionless scar tissue, was the result. Treatment with Elafin was shown to reduce such damage to a minimum.

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

Proteo owns licenses to exclusively develop products based on patents and filings relating to Elafin, including nine patents already issued and another five patent applications already in the process of patent office reviews. Of the issued patents, two patents were issued in the U.S.

Further, Proteo intends to engage in the research and development of other drugs and biotechnical products based on natural proteins. We may also be able to implement unique technologies and biotechnological production procedures that may enable the Company to offer related services to other companies. Additional research and development has already began in the areas of Leech-derived Tryptase Inhibitors (LDTI), and Bis-acyl ureas. LDTIs have been successfully expressed in yeast, and is an inhibitor of human mast cell tryptase. LDTI inhibits tryptase-induced human fibroblast proliferation. LDTI may be a drug candidate for the treatment of keloid formation, scleroderma and asthma. Bis-acyl ureas have been identified as a relevant compound in yeasts able to induce inflammation. It activates human neutrophils in vitro and may be a potential candidate for immune stimulation. Methods for isolation of bis-acyl urea from yeasts as well as synthetic production have been established. Bis-acyl ureas and LDTIs are in the early pre-clinical stage.

Proteo works closely with the interdisciplinary research unit at the University of Kiel in the identification of drug targets for the prevention and treatment of infections.

In 2001 we received a grant from the German State of Schleswig-Holstein in the approximate amount of 790,000 Euros for the research and pre-clinical development of our pharmaceuticals based on the human protein Elafin. The grant, as amended, covered the period from February 1, 2001 to March 31, 2004 if certain milestones were reached by November 15 of each year, with a possible extension as defined in the agreement. The grant requires that we prove our economic ability to otherwise finance at least 52% of the projected costs on our own. We qualified for and received grant funds approximating 289,000 Euros in 2003 ($328,000) but received nothing under this grant in 2004.

In May 2004 we received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to otherwise finance the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German State of Schleswig-Holstein. We qualified to receive approximately 150,000 Euros (approximately $185,000) under the new grant in 2004, of which approximately 137,000 Euros ($171,000) had been received by December 31, 2004. As of December 31, 2004, we believe that all milestones required by the new grant had been satisfied.

After developing a production procedure for Elafin, Proteo is now concentrating on the preparation and initiation of clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe.

On November 15, 2004, we entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

Our goals for German approval on our initial product is targeted for 2009 and the United States Food and Drug Administration ("FDA") approval one or two years later. It should be noted that this specialized application, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

THE SUBSIDIARY

PBAG was formed in Kiel, Germany, on April 6, 2000. PBAG is in the business of developing a pharmaceutical based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of PBAG is currently Walter J. Thomsen. The directors of PBAG are Oliver Wiedow, Birge Bargmann, and Barbara Kahlke, MD. PBAG has four full-time employees and three part-time employees as of December 31, 2004.

To date, the Company has not had profitable operations. Furthermore, we do not anticipate that we will have profitable operations in the near future.

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

COMPETITION

The market for our planned products and technologies is highly competitive, and we expect competition to increase. We will compete with many other health care research product suppliers, most of which are larger than Proteo. Some of our anticipated competitors offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to such products and technologies. Additionally, many of our competitors have, and will continue to have, greater research and development, marketing, financial and other resources than us and, therefore, represent and will continue to represent significant competition in our anticipated markets. As a result of their size and the breadth of their product offering, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for us. It is anticipated that we will benefit from their participation in selected markets, which, as they expand, may attract the attention of our competitors. The business of research and development of pharmaceuticals for the treatment of cardiac infarction is intensely competitive. Major companies with immense financial and personal resources are also engaged in this field.

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for more than ten years. Currently, there have been more than 200 related patents granted. Most of these substances are produced synthetically, and are not applicable in the treatment of cardiac infarctions. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. Three other substances, ZD8321, ZD0892 and ONO-5046, are artificial elastase inhibitors which may have effectiveness comparable to that of Elafin.

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

ALPHA-1-ANTITRYPSIN

Human blood contains relatively large amounts of alpha-1-antitrypsin naturally. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and of other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Additionally, alpha-1-antitrypsin is very difficult to produce. The existing biotechnological procedure to produce alpha-1-antitrypsin is to use genetically manipulated sheep, which produce alpha-1-antitrypsin in their milk. Existing flocks of sheep do not produce sufficient amounts of alpha-1-antitrypsin. As a result, experiments involving cloning of sheep (such as "Dolly") have been performed to produce a better flock of sheep compatible with the production of alpha-1-antitrypsin. Alpha-1-antitrypsin has received approval for the use as a drug in genetic deficiency of alpha-1-antitrypsin and is currently produced from pooled human sera.

RECOMBINANT MONOCYTE/NEUTROPHIL ELASTASE INHIBITOR (RM/NEI)

This compound of human descent is currently under development for the use in cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights to this compound.

ONO-5046 (SIVELESTAT)

Ono Pharmaceutical Co. Ltd., in Japan has developed the synthetic elastase inhibitor ONO-5046 (Sivelestat). Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease" accompanying generalized inflammatory syndrome in Japan.

GOVERNMENT REGULATION

The Company is, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we are in material compliance. Any future change in, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operation of the Company.

Because of the nature of our operations, the use of hazardous substances, and our ongoing research and development and manufacturing activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of the Company will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the Company, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable governmental requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings including nine patents already issued and another five patent applications already in the process of patent office reviews. The issued patents include two patents which have been issued in the United States of America. The Company does not have title to any patents; title to the patents rests with Dr. Wiedow.

Dr. Wiedow will receive three percent (3%) of the gross revenues of the Company from products based on patents of which he was the principal inventor. Further, Dr. Wiedow will receive license fees in the amount of 110,000 Euros per year and a refund for all expenses to maintain the patents (patent fees, legal fees, etc.). Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, no fees have been paid to Dr. Wiedow although $600,000 has been accrued.

AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for Elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent (2%) of the net sales of the Company from products based on patents in which Dr. Wiedow was the principal inventor. Proteo holds an exclusive license for the following patents:

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


EMPLOYEES

We currently have four full-time employees and three part-time employees, all working at our offices in Germany.

ITEM 2 - DESCRIPTION OF PROPERTY

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index. In June 2004, we entered into a lease for lab and office space and expiring through December 2008. The aggregate monthly rental under the foregoing leases is approximately $2,900.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the closing prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service, the Over-the-Counter Bulletin Board maintained by Nasdaq, and the Pink Sheets. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was originally quoted on the Over-the-Counter Bulletin Board on April 2, 1998 under the trading symbol AFLK. On May 21, 1999, the Company's symbol was changed to PAHI. On October 12, 2001, the Company's symbol was changed to TVGE. In conjunction with the Company's name change to Proteo, Inc., the Company's symbol was changed to PTEO on January 28, 2002.

                               COMMON STOCK PRICES

                     YEAR      PERIOD                      HIGH      LOW
                                                         --------  -------
                     2003      First Quarter             $  1.50   $  0.85
                               Second Quarter               5.00      1.05
                               Third Quarter                6.00      1.01
                               Fourth Quarter               2.50      0.55


                     2004      First Quarter             $  1.60   $   0.75
                               Second Quarter               4.95       .60
                               Third Quarter                3.05       .85
                               Fourth Quarter               1.20       .70

On March 24, 2005, the last sales price of our common stock was $0.58 per share.

                  ------------------

NUMBER OF SHAREHOLDERS

As of March 25, 2005, the number of shareholders of record of the Company's common stock was 1,821.

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

DIVIDEND POLICY

To date, we have declared no cash dividends on OUR Common Stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of OUR business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has entered into a common stock purchase agreement to sell up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average asking price for the twenty trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The Company issued 412,249 shares at $0.40 per share or $165,000 in cash during the year ended December 31, 2004. The agreement expired on December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual

Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company does not currently generate any revenue from its operations and does not expect to report any significant revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned operations.

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

The Company's success will depend on its ability to implement efficient production process in accordance with Good Manufacturing Practices ("GMP") standards, to examine toxicology in animal experiments, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

As previously noted, in November 2004, we entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with us under similar terms.

The Company's management intends to start clinical trials needed to enter governmental approval procedures in the first six months of 2005. A necessary pre-requisite for the commencement of clinical trials is the production of Elafin according to GMP. Negotiations with various contract manufacturing organizations ("CMOs"), that provide such services have been initiated, contract closure is expected for March 2005. Publication of the results of phase I of the clinical trials is expected for the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $ 3,831,000 from the sale of 18,265,428 shares of our common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000. As of December 31, 2004, we have received approximately $1,475,000 related to the stock subscription agreement.

In 2001, PBAG received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros which covered the period from February 1, 2001 to March 31, 2004. No funds were collected pursuant to such grant in 2004.

In May 2004 PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We qualified to receive approximately 150,000 Euros (approximately $185,000) under the new grant in 2004, of which approximately 137,000 Euros ($171,000) had been received by December 31, 2004. As of December 31, 2004, we believe that all milestones required by the new grant had been satisfied. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $916,000 as of December 31, 2004. This is a significant increase over the December 31, 2003 cash balance of approximately $490,000. The increase is due in large part to additional grant funds received and the collection of $680,000 on our stock subscription receivable.

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with us under similar terms.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

CAPITAL EXPENDITURES

None significant.

GOING CONCERN

The Company's independent registered public accounting firm has stated in their Auditor's Report included in this Form 10-KSB that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to fund its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in Item 6 of this Annual Report. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

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

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned and funds not requested by December 5 of each budget year expire.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $353,000 at December 31, 2004.

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate fluctuates between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchange losses during either year ended December 31, 2004 or 2003.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current net income. The Company recorded an unrealized foreign currency exchange loss of approximately $48,000 for the year ended December 31, 2004. The Company recorded an unrealized foreign currency exchange loss of approximately $79,000 for the year ended December 31, 2003.

RISKS AND UNCERTAINTIES

The Company maintains its cash in foreign accounts and not in bank depository accounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union ("EU").

COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, the components of other comprehensive income (loss) are the changes in the cumulative foreign currency translation adjustments that are recorded as components of stockholders' equity.

Expiration of the old grant:

The 2001 grant from the German State of Schleswig-Holstein expired on March 31, 2004. PBAG has fulfilled all milestones and requirements of this grant.

Aspiring new grants

In May 2004 PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements and corresponding notes to the consolidated financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected or are reasonably likely to materially affect these controls.

                                    PART III

ITEMS 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the current and incoming directors and executive officers of the Company, the principal offices and positions with the Company held by each person. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

           NAME                             AGE   POSITIONS
           Walter J. Thomsen                41    Chief Executive Officer /
                                                  Chief Financial Officer and
                                                  Director
           Dr. Barbara Kahlke               40    Secretary
           Joerg Alte                       44    Director
           Professor Oliver Wiedow, MD.     47    Director
           Birge Bargmann                   44    Director
           Holger Pusch                     48    Director
           Hartmut Weigelt, Ph.D.           59    Director

BIOGRAPHICAL INFORMATION:

Walter J. Thomsen serves as the Chief Executive Officer and Chief Financial Officer of Proteo, Inc. and has been a member of our Board of Directors since July 2004. Mr. Thomsen has also served since May 2004 as the Chief Executive Officer of Proteo Biotech AG. Prior to joining the Company, Mr. Thomsen was a management consultant with P&P AG in Germany from 2003 to May 2004. From April 1999 to December 2002, Mr. Thomsen held various director positions within the RWE Group in Germany. Mr. Thomsen received his Master of Business Administration from Christian-Albrechts-University in Kiel, Germany and has over 15 years of experience in international management as an executive director and management consultant.

Dr. Barbara Kahlke serves as the Secretary of Proteo, Inc., a position she has held since August 2004. She has been a member of the Board of Directors of Proteo Biotech AG since May 2002, and a scientific researcher for Proteo Biotech AG since May 2000. Dr. Kahlke is a biologist, having received her doctorate from Christian-Albrechts-University in Kiel, Germany. Since 1994, Dr. Kahlke has worked for a medium-sized German pharmaceutical company with responsibilities in molecular biology and in protein production in compliance with GMP. She discovered the biological activity of bis-acyl urea.

Joerg Alte has served as a Director of the Company since December 2000. Mr. Alte is a German lawyer by training and practice. After studying law and passing his second state examination, he worked for more than three years at a German law office predominantly engaged in economic and corporate laws with both public and private company clients engaged in international business. Subsequently, Mr. Alte worked as a legal advisor with a German diagnostic company, where he also practiced German and U.S. securities laws. From November 1998 to April 2000, Mr. Alte served as President and CEO for Sanguine Biotech International, Inc., a publicly traded company.

Prof. Oliver Wiedow, M.D. has served as a Director of the Company since December 2000. Since 1985 Professor Wiedow has served as physician and scientist at the University of Kiel, Germany. Prof. Wiedow discovered Elafin in human skin and has researched its biological effects.

Birge Bargmann has served as a Director of the Company since December 2000. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the dermatological clinic of the University of Kiel. She co-developed and carried out procedures to detect and to purify Elafin.

Holger Pusch, has served as a Director of the Company since December 2000. In 2004 Mr. Pusch was employed by Agfa-Gaevert and later Kodak. For the last 15 years, Mr. Pusch has worked in different marketing and sales functions for major German companies, among others as Director of Marketing and Division Leader.

Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Since 1996, Dr. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Dr. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently a Director of the Life Technologies Ruhr e.v. Mr. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology.

AUDIT COMMITTEE AND FINANCIAL EXPERT:

While no audit committee has been established, the entire Board of Directors acts in such capacity. Additionally, Walter J. Thomsen would qualify as an audit committee financial expert but for the fact that he does not satisfy the NASDAQ independence requirements because he serves as the Company's Chief Executive Officer and the Chief Financial Officer. We do not have directors and officers insurance; we are seeking to acquire such insurance at the most affordable rate.

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners of our common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners of our common stock were complied with, except for Mr. Thomsen and Dr. Kahlke who did not timely file their Form 3's upon becoming directors and/or executive officers of Proteo, Inc.

CODE OF ETHICS

The Company maintains a code of ethical conduct applicable to all employees, officers and directors. Exhibit 14.1 to this form 10-KSB contains the Code of Ethics as adopted by the Board of Directors. The Company will also provide to any person without charge, and upon request, a copy of the Code of Ethics by making a request in writing to: info@proteo.de.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004, 2003, and 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                          SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION                                   LONG TERM COMPENSATION
                                  ---------------------------------                    AWARDS                           PAYOUTS
                                                                        ------------------------------------------------------------
                                                          OTHER                         SECURITIES
                                                         ANNUAL        RESTRICTED       UNDERLYING                       ALL OTHER
NAME AND PRINCIPAL              SALARY       BONUS    COMPENSATION    STOCK AWARDS     OPTIONS SARS    LTIP PAYOUTS    COMPENSATION
POSITION              YEAR        ($)         ($)          ($)             ($)              (#)            ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------
Walter J. Thomsen     2004     $  60,006(1)    -0-          -0-             -0-              -0-            -0-              -0-
(Chief Executive
Officer, Chief
Financial Officer
and Director)
Prof. Oliver Wiedow   2004     $      -0-(2)   -0-          -0-             -0-              -0-            -0-              -0-


Joerg Alte (3)        2003     $  75,000       -0-          -0-             -0-              -0-            -0-              -0-
(Chief Executive
Officer,
Chief Financial       2002     $  96,000       -0-          -0-             -0-              -0-            -0-              -0-
Officer and
Director

         (1) Mr. Thomsen became Chief Executive Officer ("CEO") in July 2004.
         (2) Prof. Wiedow served as CEO from January 2004 through June 2004. He was not compensated for his services as CEO.
         (3) Mr. Alte ceased to be CEO in December 2003.


                                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                              (INDIVIDUAL GRANTS)
                    NUMBER OF SECURITIES UNDERLYING        PERCENT OF TOTAL
                         OPTIONS/SAR'S GRANTED         OPTIONS/SAR'S GRANTED TO      EXERCISE OF BASE PRICE
       NAME                       (#)                  EMPLOYEES IN FISCAL YEAR              ($/SH)                EXPIRATION DATED
                    ----------------------------------------------------------------------------------------------------------------
Walter J. Thomsen                 None                            n/a                          n/a                       n/a

Prof. Oliver                      None                            n/a                          n/a                       n/a
Wiedow

Joerge Alte                       None                            n/a                          n/a                       n/a

                                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                       AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED
                                                              SECURITIES UNDERLYING               VALUE OF UNEXERCISED IN THE-MONEY
                SHARES ACQUIRED ON                            OPTIONS/SARS AT FY-END (#)              OPTION/SARS AT FY-END ($)
    NAME           EXERCISE (#)         VALUE REALIZED ($)    EXERCISABLE/UNEXERCISABLE               EXERCISABLE/UNEXERCISABLE
              ----------------------------------------------------------------------------------------------------------------------
Walter J.              -0-                     -0-                          -0-                                  -0-
Thomsen
Prof.                  -0-                     -0-                          -0-                                  -0-
Oliver
Wiedow
Joerg Alte             -0-                     -0-                          -0-                                  -0-


COMPENSATION OF DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

                                                                   Number of Shares              Percent of
Title of Class               Name  of Beneficial Owner             Beneficially Owned (1)        Class
-----------------------------------------------------------------------------------------------------------
Common Stock                 Prof. Oliver Wiedow, M.D.                 10,680,000                48.37%
Common Stock                     Walter J. Thomsen                         0                         0%
Common Stock                       Birge Bargmann                      2,000,000                  9.06%
Common Stock                         Joerg Alte                         140,000                     *
Common Stock                     Dr. Barbara Kahlke                      10,000                     *
Common Stock                        Holger Pusch                         20,000                     *
Common Stock                   Hartmut Weigelt, Ph.D.                    80,000                     *
Common Stock              All officers and directors as a                                        58.56%
                                       group
                                    (7 persons)

* less than 1%

(1) Based on 22,079,350 shares outstanding.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has agreed to pay Dr. Wiedow three percent of the gross revenues of the Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees of 110,000 Euro (approximately $138,000 for each of the years ending December 31, 2003 and 2004) per year through December 31, 2006, and a refund for all expenses needed to maintain such patents (e.g., patent fees, legal fees, etc).

ITEM 13 - EXHIBITS

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

3.4*     Amendment to Articles of Incorporation, dated May 18, 1999

3.5**    Amendment to Articles of Incorporation, dated July 18, 2001

3.6***   Amendment to Articles of Incorporation, dated January 11, 2002

3.7**    Articles of Share Exchange, dated April 25, 2002

3.8*     By-Laws, dated December 18, 1992

14.1     Code of Ethics

31.1     Rule 13a-14(e) Certification of Chief Executive Officer

31.2     Rule 13a-14(e) Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer

                  ------------------------

* Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the SEC on March 2, 1999.

** Incorporated by reference from the Company's Current Report on Form 8-K filed on May 6, 2002

*** Incorporated by reference from the Company's Annual Report on Form 10-KSB filed with the SEC on May 10, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed $56,162 and $57,600 for the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed $4,462 and $7,300 for the fiscal years ended December 31, 2004 and 2003, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

ALL OTHER FEES:

Other than $850 we paid during 2004, there were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2005

                                            PROTEO, INC
                                            (Registrant)



                                            BY: /S/ WALTER J. THOMSEN
                                            ---------------------------
                                            WALTER J. THOMSEN
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                       Capacity                            Date
        ---------------------------------------------------------------------------------
        Walter J. Thomsen               Chief Executive Officer and Chief March 31, 2005
                                        Financial Officer
        ------------------------------- --------------------------------- ---------------
        Joerg Alte                      Director                          March 31, 2005
        ------------------------------- --------------------------------- ---------------
        Professor Oliver Wiedow, M.D.   Director                          March 31, 2005
        ------------------------------- --------------------------------- ---------------
        Birge Bargmann                  Director                          March 31, 2005
        ------------------------------- --------------------------------- ---------------
        Holger Pusch                    Director                          March 31, 2005
        ------------------------------- --------------------------------- ---------------
        Hartmut Weigelt, Ph.D.          Director                          March 31, 2005
        ------------------------------- --------------------------------- ---------------


                                             17

                                  PROTEO, INC.
                                AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm ................... F-1

Consolidated Balance Sheet ................................................ F-3

Consolidated Statements of Operations and Comprehensive Loss .............. F-4

Consolidated Statements of Stockholders' Equity ........................... F-5

Consolidated Statements of Cash Flows ..................................... F-9

Notes to Consolidated Financial Statements ................................ F-11

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, and for the period from November 22, 2000 (Inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and for the period from November 22, 2000 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company is a development stage enterprise which has experienced significant losses since inception with no operating revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 9, 2005
Newport Beach, California

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   916,054
  Research supplies inventory                                            40,293
  Prepaid expenses and other current assets                              44,212
                                                                    ------------
                                                                      1,000,559

PROPERTY AND EQUIPMENT, NET                                             470,493
                                                                    ------------

                                                                    $ 1,471,052
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    37,450
  Accrued licensing fees                                                600,000
                                                                    ------------
                                                                        637,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share; 20,000,000
      shares authorized; no shares issued and outstanding                    --
  Common stock, par value $0.001 per share; 300,000,000
      shares authorized; 22,079,350 shares issued and
      outstanding                                                        22,080
  Additional paid-in capital                                          3,818,034
  Stock subscriptions receivable                                       (559,955)
  Accumulated other comprehensive income                                353,149
  Deficit accumulated during development stage                       (2,799,706)
                                                                    ------------
                                                                        833,602
                                                                    ------------

                                                                    $ 1,471,052
                                                                    ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

-------------------------------------------------------------------------------------------------------
                                     PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                         AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD
                      FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
-------------------------------------------------------------------------------------------------------
                                                                                          NOVEMBER 22,
                                                                                               2000
                                                                                           (INCEPTION)
                                                                                             THROUGH
                                                                                           DECEMBER 31,
                                                           2004             2003               2004
                                                      -------------     -------------     -------------
REVENUES                                              $         --      $         --      $         --

EXPENSES
     General and Administrative                            366,380           439,356         2,154,357
     Research and Development, net of grants               243,871           152,336           616,704
                                                      -------------     -------------     -------------
                                                           610,251           591,692         2,771,061

OTHER INCOME (EXPENSE)
     Interest income                                         4,688             5,775            29,318
     Miscellaneous income, net                              13,817            44,713            69,037
     Unrealized foreign currency transaction loss          (48,000)          (79,000)         (127,000)
                                                      -------------     -------------     -------------
                                                           (29,495)          (28,512)          (28,645)
                                                      -------------     -------------     -------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                 (639,746)         (620,204)       (2,799,706)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                    93,186           164,399           353,149
                                                      -------------     -------------     -------------

COMPREHENSIVE LOSS                                    $   (546,560)     $   (455,805)     $ (2,446,557)
                                                      =============     =============     =============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
     SHAREHOLDERS PER COMMON SHARE                    $      (0.03)     $      (0.03)
                                                      =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                        21,668,000        21,634,000
                                                      =============     =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                  F-4

------------------------------------------------------------------------------------------------------------------------------------
                                                    PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                         Common Stock        Additional       Stock          Other          During
                                 -------------------------    Paid-in      Subscriptions  Comprehensive  Development
                                     Shares      Amount       Capital       Receivable    Income (Loss)     Stage          Total
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
BALANCE - NOVEMBER 22, 2000
     (INCEPTION)                          --  $        --   $        --    $        --    $        --    $        --    $        --
Common stock subscribed at
     $0.001 per share              4,800,000        4,800            --         (4,800)            --             --             --
Common stock issued for cash
     at $3.00 per share               50,000           50       149,950             --             --             --        150,000
Reorganization with Proteo
     Biotech AG                    2,500,000        2,500         6,009             --             --             --          8,509
Net loss                                  --           --            --             --             --        (60,250)       (60,250)
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
BALANCE - DECEMBER 31, 2000        7,350,000        7,350       155,959         (4,800)            --        (60,250)        98,259
Common stock issued for cash
     at $3.00 per share              450,000          450     1,349,550             --             --             --      1,350,000
Cash received for common
     stock subscribed at
     $0.001 per share                     --           --            --          4,800             --             --          4,800

                                                            (continued)

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                F-5

------------------------------------------------------------------------------------------------------------------------------------
                                                    PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                         Common Stock        Additional       Stock          Other          During
                                 -------------------------    Paid-in      Subscriptions  Comprehensive  Development
                                     Shares      Amount       Capital       Receivable    Income (Loss)     Stage          Total
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
Common stock issued for cash
     at $0.40 per share              201,025  $       201   $    80,209    $        --    $        --    $        --    $    80,410
Common stock subscribed at
     $0.40 per share               5,085,487        5,086     2,029,109     (2,034,195)            --             --             --
Common stock issued for cash
     to related parties at
     $0.001 per share              7,200,000        7,200            --             --             --             --          7,200
Other comprehensive loss                  --           --            --             --        (20,493)            --        (20,493)
Net loss                                  --           --            --             --             --       (374,111)      (374,111)
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
BALANCE - DECEMBER 31, 2001       20,286,512       20,287     3,614,827     (2,034,195)       (20,493)      (434,361)     1,146,065
Common stock issued in
     connection with reverse
     merger                        1,313,922        1,314        (1,314)            --             --             --             --
Cash received for common stock
     subscribed at $0.40 per
     share                                --           --            --        406,440             --             --        406,440

                                                            (continued)

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                F-6

------------------------------------------------------------------------------------------------------------------------------------
                                                    PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                         Common Stock        Additional       Stock          Other          During
                                 -------------------------    Paid-in      Subscriptions  Comprehensive  Development
                                     Shares      Amount       Capital       Receivable    Income (Loss)     Stage          Total
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
Other comprehensive income                --  $        --   $        --    $        --    $   116,057    $        --    $   116,057
Net loss                                  --           --            --             --             --     (1,105,395)    (1,105,395)
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
BALANCE -                         21,600,434       21,601     3,613,513     (1,627,755)        95,564     (1,539,756)       563,167
     DECEMBER 31, 2002
Common stock issued for cash
     at $0.60 per share               66,667           67        39,933             --             --             --         40,000
Cash received for common
     stock subscribed at
     $0.40 per share                      --           --            --        387,800             --             --        387,800
Other comprehensive income                --           --            --             --        164,399             --        164,399
Net loss                                  --           --            --             --             --       (620,204)      (620,204)
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
BALANCE - DECEMBER 31, 2003       21,667,101       21,668     3,653,446     (1,239,955)       259,963     (2,159,960)       535,162
Common stock issued for cash
     at $0.40 per share              412,249          412       164,588             --             --             --        165,000

                                                            (continued)

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                F-7

------------------------------------------------------------------------------------------------------------------------------------
                                                    PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                         Common Stock        Additional       Stock          Other          During
                                 -------------------------    Paid-in      Subscriptions  Comprehensive  Development
                                     Shares      Amount       Capital       Receivable    Income (Loss)     Stage          Total
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------
Cash received for common
     stock subscribed at
     $0.40 per share                      --  $        --   $        --    $   680,000    $        --    $        --    $   680,000
Other comprehensive income
                                          --           --            --             --         93,186             --         93,186
Net loss                                  --           --            --             --             --       (639,746)      (639,746)
                                 ------------ ------------  ------------   ------------   ------------   ------------   ------------

BALANCE - DECEMBER 31, 2004       22,079,350  $    22,080   $ 3,818,034    $  (559,955)   $   353,149    $(2,799,706)   $   833,602
                                 ============ ============  ============   ============   ============   ============   ============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                F-8

------------------------------------------------------------------------------------------------------
                                     PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004, AND FOR THE PERIOD
                     FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------
                                                                                          NOVEMBER 22,
                                                                                              2000
                                                                                          (INCEPTION)
                                                                                            THROUGH
                                                                                          DECEMBER 31,
                                                            2004             2003             2004
                                                        ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (639,746)     $  (620,204)     $(2,799,706)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                          51,978           46,525          118,653
       Unrealized foreign currency transaction loss          48,000           79,000          127,000
     Changes in operating assets and liabilities:
         Inventory                                            7,748          (15,430)         (40,293)
         Prepaid expenses and other current assets           (9,704)          49,868          (40,550)
         Accounts payable and accrued liabilities           (26,855)        (116,483)          13,141
         Accrued licensing fees                             138,000          125,000          473,000
                                                        ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                      (430,579)        (451,724)      (2,148,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                       (82,835)         (98,061)        (587,628)
Cash of reorganized entity                                       --               --           27,638
                                                        ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                       (82,835)         (98,061)        (559,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      165,000           40,000        1,792,610
Proceeds for subscribed stock                               680,000          387,800        1,479,040
                                                        ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   845,000          427,800        3,271,650

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                      93,186          164,399          353,149
                                                        ------------     ------------     ------------

NET INCREASE IN CASH                                        424,772           42,414          916,054

CASH - beginning of period                                  491,282          448,868               --
                                                        ------------     ------------     ------------

CASH - end of period                                    $   916,054      $   491,282      $   916,054
                                                        ============     ============     ============

                                              (continued)

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                  F-9

------------------------------------------------------------------------------------------------------
                                     PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004, AND FOR THE PERIOD
                     FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------
                                                                                          NOVEMBER 22,
                                                                                              2000
                                                                                          (INCEPTION)
                                                                                            THROUGH
                                                                                          DECEMBER 31,
                                                            2004             2003             2004
                                                        ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Common stock issued for subscriptions receivable        $        --      $        --      $ 1,627,755
                                                        ============     ============     ============

Net assets (excluding cash) of reorganized entity
     received in exchange for equity securities         $        --      $        --      $     8,509
                                                        ============     ============     ============


See the accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2004 and 2003, and for the period from November 22, 2000
(Inception) through December 31, 2004.


                                      F-10

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Proteo, Inc. (formerly TriVantage Group, Inc.) and Proteo Marketing, Inc. ("PMI"), a Nevada corporation which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "PTEO.OB".

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a "reverse merger." In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger (the "Merger") between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc. (the "Company"). Effective December 31, 2004, PMI merged into the Company.

The Company intends to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplants.

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any revenues from product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on November 22, 2000, has not generated any revenues from operations, and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its product.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

Management plans to generate revenues from product sales, but there are no purchase commitments for any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional sales of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISKS AND UNCERTAINTIES

The Company's line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are in vivo products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND UNCERTAINTIES (continued)

other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

As substantially all of the Company's operations are in Germany, they are exposed to risks related to foreign currency fluctuations. The company does not utilize derivative instruments to hedge against such exposure.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Proteo, Inc. and its wholly owned subsidiaries. The operations of PBAG, acquired on December 30, 2000, are included in the accompanying statements of operations and comprehensive loss from such date. All significant intercompany accounts and transactions have been eliminated in consolidation.

STARTUP ACTIVITIES

Statement of Position No. 98-5, "REPORTING THE COSTS OF STARTUP ACTIVITIES" requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

GRANTS

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (See Note
5). Grant receipts for the reimbursement of research and development expenses are offset against such expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of such property's historical cost.

Funds are available at the earliest from January 1 of each budget year with a fund request submitted on or before December 5 of each year. Funds reserved for each budget year may not be assigned, and funds not requested by December 5 of each budget year will expire.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred tax asset valuation allowances. Actual results could materially differ from such estimates.

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2004 due to their short-term nature.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Income and expense are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $353,149 at December 31, 2004.

FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a licensing agreement (see Note 5) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchanges losses during the years ended December 31, 2004 and 2003.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSACTIONS (continued)

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange losses of approximately $48,000 and $79,000 for the years ended December 31, 2004 and 2003, respectively.

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts in Germany and not in United States bank depository accounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits with banks and short-term certificates of deposit.

RESEARCH SUPPLIES INVENTORY

Research supplies inventory is stated at cost, and are entirely comprised of research supplies and materials that are expensed as consumed.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Leasehold improvements are amortized over either the expected useful life of the improvement or the related lease term, whichever is shorter. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation and amortization of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Statements Board ("FASB") issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal are generally required to be applied prospectively after the adoption date to any newly initiated commitment to a plan to sell such assets by management. As a result, the Company cannot determine the potential effects that adoption of SFAS No. 144 will have on the financial statements with respect to future disposal decisions, if any. As of December 31, 2004, management has determined that no indicators of impairment exist and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's future products or services will develop, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at time of product delivery.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that once significant revenues are generated, the Company's revenue recognition accounting policies will conform to SAB No. 104.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received are netted against research and development costs (see Note 5).

PATENTS AND LICENSES

The Company does not hold title to any patents or patents pending related to the Elafin technology and instead operates under a technological license agreement with a related party (see Note 5).

Under such license agreement, the Company does not hold title to any patents but must pay for all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

ACCOUNTING FOR STOCK-BASED COMPENSATION

>From inception to December 31, 2004, the Company has not granted any stock options, stock warrants, or adopted any stock option plan.

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2004 and 2003. Additionally, for purposes of calculating diluted loss per common share, there were no adjustments to net loss. See Note 6 for additional information.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income
(loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, the components of other comprehensive income
(loss) are the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", established standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has had no operating revenues from inception. See Note 2 for information on long-lived assets located in Germany.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and
(b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have a significant variable interest in any VIEs.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2003, the FASB issued SFAS No. 149, "AMENDMENTS OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph five previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...." SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of SO ABNORMAL (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, "SHARE-BASED PAYMENT," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2.  PROPERTY AND EQUIPMENT

Property and equipment, all located in Kiel, Germany, consist of the following at December 31, 2004:

Technical and laboratory equipment                             $      377,130
Plant                                                                 201,636
Leasehold improvements                                                  5,073
Office equipment                                                       25,966
                                                               ---------------
                                                                      609,805
Less accumulated depreciation and amortization                       (139,312)
                                                               ---------------

                                                               $      470,493
                                                               ===============

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

3.  STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

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

In December 2000, the Company issued 2,500,000 shares of common stock in connection with the reorganization and stock exchange agreement with PBAG (see "Nature of Business" in Note 1).

During the year ended December 31, 2001, the Company issued and sold 450,000 shares of common stock at $3.00 per share to Euro-American GmbH for $1,350,000 in cash.

During the year ended December 31, 2001, the Company entered into a subscription agreement for 6,000,000 shares of the Company's common stock with Euro-American GmbH, valued at $2,400,000. During the year ended December 31, 2001, 5,286,512 shares of Company common stock were issued under such subscription, of which approximately $680,000, $388,000, $406,000 and $80,000 was received during the years ended December 31, 2004, 2003, 2002 and 2001, respectively. In May 2003, FID-Esprit AG ("FID-Esprit") assumed the common stock subscription agreement with Euro-American GmbH. Management expects the outstanding balance to be received in installments through August 2005.

During the year ended December 31, 2002, the Company issued 1,313,922 shares of common stock in conjunction with the reverse merger with PMI (see "Nature of Business" in Note 1).

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

3. STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

Additionally, the Company entered into a common stock purchase agreement with FID-Esprit to purchase up to 1,000,000 shares of the Company's common stock. Under the agreement, the Company will sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement expired on December 31, 2004. During the years ended December 31, 2004 and 2003, the Company issued 412,249 and 66,667 shares, respectively, at $0.40 and $0.60 per share, respectively, for cash. Such agreement was not renewed after December 31, 2004.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of non-voting, no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. No preferred stock has been issued as of December 31, 2004.


4.  INCOME TAX PROVISION

There is no material income tax expense recorded for the years ended December 31, 2004 and 2003, due to the Company's net losses.

Income tax expense for the years ended December 31, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                         2004           2003
                                                     ------------   ------------
Income tax benefit at U.S. federal statutory rates   $  (218,000)   $  (211,000)
Foreign subsidiary losses                                157,000         77,000
Change in valuation allowance                            112,000        174,000
German tax benefit                                       (51,000)       (40,000)
State and local income taxes, net of federal
  income tax effect                                          800            800
                                                     ------------   ------------
                                                     $       800    $       800
                                                     ============   ============

The Company has a deferred tax asset and like amount of valuation allowance of approximately $620,000 at December 31, 2004, relating primarily to tax net operating loss carryforwards and the licensing accrual to Dr. Wiedow (see Note
5).

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

4. INCOME TAX PROVISION (continued)

As of December 31, 2004, the Company had tax net operating loss carryforwards ("NOLs") of approximately $632,000 and $805,000 available to offset future taxable Federal and foreign income, respectively. The federal carryforward amount expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

5. COMMITMENTS AND CONTINGENCIES

GRANTS

In 2001, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant, as amended, covered the period from February 1, 2001 to March 31, 2004 if certain milestones were reached by November 15 of each year, with a possible extension as defined in the agreement. The Company qualified for and received grant funds approximating 289,000 Euros in 2003 ($328,000) and nil under this grant in 2004. Such amounts have been recorded as a reduction of research and development expenses in the year of receipt. During the term of this Grant, the Company received 100% of the expected funds.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "New Grant") for further research and development of the Company's pharmaceutical product Elafin. The New Grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The New Grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company has qualified to receive approximately 150,000 Euros (approximately $185,000) of the New Grant in 2004. Grant funds approximating 137,000 Euros ($171,000) have been received and recorded as a reduction of research and development expenses for the year ended December 31, 2004. As of December 31, 2004, management believes that all milestones required by the New Grant have been satisfied.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a 30-year license agreement, beginning January 1, 2001, with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive worldwide license for the intellectual property, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year, for a term of six years for a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such term for any royalties and for 50% of any salary.

Royalties are to be paid quarterly, for the 30-year term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned with products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

At December 31, 2004, the Company has accrued $600,000 of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. Expense related to such license totaling $138,000, $125,000, and $473,000 is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2004 and 2003, and for the period November 22, 2000 (inception) to December 31, 2004, respectively. Additionally, unrealized foreign currency transaction losses related to accrued licensing fees, totaling $48,000 and $79,000, was recorded during the years ended December 31, 2004 and 2003, repsectively. No royalty expense has been recognized under the agreement since the Company has yet to generate any related revenues.

On October 4, 1999, Dr. Wiedow and AstraZeneca PLC (formerly Zeneca Limited) entered into an agreement to assign all patents and technology to Dr. Wiedow in exchange for a royalty of 2% of any future net sales from such patents and technology. The Company, under its December 30, 2000 licensing agreement with Dr. Wiedow discussed above, assumed such 2% royalty obligation.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES (continued)

ARTES BIOTECHNOLOGY LICENSE AGREEMENT

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of 15 years with an annual license fee of the greater of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating lease commitments, in Euros and equivalent U.S. dollars (based on the December 31, 2004 exchange rate), approximate the following for the years ending December 31:

                                                          (EURO)          $
                                                   --------------- ------------
2005                                               (euro)  25,000  $    35,000
2006                                                       25,000       35,000
2007                                                       25,000       35,000
2008                                                       25,000       35,000
2009                                                       17,000       23,000
Thereafter                                                 34,000       45,000
                                                   --------------- ------------

                                                   (euro) 151,000  $   208,000
                                                   =============== ============

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2004 and 2003, and for the period November 22, 2000 (inception) to December 31, 2004 approximated $42,000, $46,000 and $168,000, respectively.

--------------------------------------------------------------------------------
                          PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES (continued)

LEGAL

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental t the operation of its business. The Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition or results of operations.

6.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2004 and 2003:

                                                          2004          2003
                                                      ------------ -------------
Numerator for basic and diluted loss per common
     share:
     Net loss charged to common stockholders          $  (639,746) $   (620,204)

Denominator for basic and diluted loss per common
     share:
     Weighted average number of common shares          21,668,000    21,634,000
                                                      ------------ -------------

Basic and diluted loss per common share               $     (0.03) $      (0.03)
                                                      ============ =============