Form 10QSB
period 2005-03-31
PROTEO INC
filed 2005-05-16
CIK 1063104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                   FORM 10-QSB

                         -------------------------------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   NUMBER OF SHARES OUTSTANDING
------------------------                    ------------------------------------
Common Stock, $0.001 par                    22,079,350 shares of common stock as
value                                       May 10, 2005

Transitional Small Business Disclosure Format
(Check one):   Yes |_| No |X|.

                                        PROTEO, INC.
                                       AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)

                                      TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2005              1

         Unaudited Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the Three-month Periods Ended March 31, 2005 and
         2004, and for the Period From November 22, 2000 (Inception) Through
         March 31, 2005                                                                   2

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Three-month Periods Ended March 31, 2005 and 2004, and for the Period
         From November 22, 2000 (Inception) Through March 31, 2005                        3

         Notes to Unaudited Condensed Consolidated Financial Statements                   4

Item 2.  Management's Discussion and Analysis or Plan of Operations                      10

Item 3.  Controls and Procedures                                                         12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                               12

Item 2.  Changes in Securities                                                           12

Item 3.  Defaults Upon Senior Securities                                                 12

Item 4.  Submission of Matters to a Vote of Security Holders                             13

Item 5.  Other Information                                                               13

Item 6.  Exhibits                                                                        13

SIGNATURES                                                                               14


                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

================================================================================

                                    UNAUDITED


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   795,218
  Research supplies inventory                                            38,143
  Prepaid expenses and other current assets                              54,258
                                                                    -----------
                                                                        887,619

PROPERTY AND EQUIPMENT, NET                                             434,100
                                                                    -----------

                                                                    $ 1,321,719
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    60,848
  Accrued licensing fees                                                604,000
                                                                    -----------
                                                                        664,848

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share;
      10,000,000 shares authorized; no shares
      issued and outstanding                                                 --
  Common stock, par value $0.001 per share;
      300,000,000 shares authorized; 22,079,350
      shares issued and outstanding                                      22,080
  Additional paid-in capital                                          3,818,034
  Stock subscriptions receivable                                       (519,955)
  Accumulated other comprehensive income                                278,049
  Deficit accumulated during development stage                       (2,941,337)
                                                                    -----------
                                                                        656,871
                                                                    -----------

                                                                    $ 1,321,719
                                                                    ===========

  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                         PROTEO, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE LOSS
                          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                 AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2005

=============================================================================================================

                                                  UNAUDITED


                                                                                                NOVEMBER 22,
                                                                                                   2000
                                                                                                (INCEPTION)
                                                             THREE-MONTHS      THREE-MONTHS       THROUGH
                                                            ENDED MARCH        ENDED MARCH         MARCH
                                                             31, 2005           31, 2004         31, 2005
                                                           ------------      ------------      ------------
REVENUES                                                   $         --      $         --      $         --

EXPENSES
  General and Administrative                                    117,678            87,867         2,272,035
  Research and Development, net of grants                        59,721            99,659           676,425
                                                           ------------      ------------      ------------
                                                                177,399           187,526         2,948,460

INTEREST AND OTHER INCOME (EXPENSE)                              35,768            14,580             7,123
                                                           ------------      ------------      ------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)                    (141,631)         (172,946)       (2,941,337)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                        (75,100)          (27,275)          278,049
                                                           ------------      ------------      ------------

COMPREHENSIVE LOSS                                         $   (216,731)     $   (200,221)     $ (2,663,288)
                                                           ============      ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO
  COMON STOCKHOLDERS
  PER COMMON SHARE                                         $      (0.01)     $      (0.01)
                                                           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                         22,079,350        21,667,101
                                                           ============      ============

                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                   Page 2

                                         PROTEO, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004, AND
                   FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2005

============================================================================================================

                                                   UNAUDITED

                                                                                               NOVEMBER 22,
                                                                                                  2000
                                                                                               (INCEPTION)
                                                         THREE-MONTHS       THREE-MONTHS         THROUGH
                                                         ENDED MARCH         ENDED MARCH          MARCH
                                                           31, 2005            31, 2004          31, 2005
                                                         -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $    (141,631)     $    (172,946)     $  (2,941,337)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                               12,310             12,369            130,963
     Unrealized foreign transaction loss (gain)                (32,000)           (12,000)            95,000
     Changes in operating assets and liabilities:
       Research supplies inventory                               2,150              1,449            (38,143)
       Prepaid expenses and other current assets               (10,046)             5,060            (50,596)
       Accounts payable and accrued liabilities                 48,311              5,323             61,452
       Accrued licensing fees                                   36,000             33,000            509,000
                                                         -------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                          (84,906)          (127,745)        (2,233,661)
                                                         -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                             (830)                --           (588,458)
Cash of reorganized entity                                          --                 --             27,638
                                                         -------------      -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                             (830)                --           (560,820)
                                                         -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                              --                 --          1,792,610
Proceeds for subscribed stock                                   40,000             50,000          1,519,040
                                                         -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       40,000             50,000          3,311,650
                                                         -------------      -------------      -------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                        (75,100)           (27,275)           278,049
                                                         -------------      -------------      -------------

NET (DECREASE) INCREASE IN CASH                               (120,836)          (105,020)           795,218

CASH - beginning of period                                     916,054            491,282                 --
                                                         -------------      -------------      -------------

CASH - end of period                                     $     795,218      $     386,262      $     795,218
                                                         =============      =============      =============

                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                    Page 3

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 and for the period from November 22, 2000 (Inception) through March 31, 2005. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 and for the period from November 22, 2000 (Inception) through March 31, 2005, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG is a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company. Effective December 31, 2004, PMI merged into the Proteo. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO.OB".

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2004 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2005 did not have, or are not expected by management to have, a significant impact on the Company's consolidated financial statements.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

2. STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the three-month period ended March 31, 2005, the Company received $40,000 in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through August 2005 and believes such balance to be fully collectible.

There have been no issuances of preferred stock during the three-month period ended March 31, 2005, nor have any stock options been granted from inception to-date.

3. LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2005 and 2004. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $278,000 at March 31, 2005.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchange losses during the three-month periods ended March 31, 2005 and 2004.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange gains of approximately $32,000 and $12,000 for the three-months ended March 31, 2005 and 2004, respectively.

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

================================================================================

7. GRANTS (continued)

The Company has qualified to receive approximately 250,000 Euros (approximately $323,000) of the new grant in 2005. Grant funds approximating 60,000 and 0 Euros ($79,000 and $0, respectively) have been recorded as a reduction of research and development expenses for the three-month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005, management believes that all milestones required by the new grant have been satisfied. Of the 60,000 Euros in grant funds recorded during the three month period ended March 31, 2005, approximately 34,000 Euros was received prior to March 31, 2005, and approximately 26,000 Euros was received in April 2005. As management was reasonably assured at period-end that the Company had complied with all conditions to receive such funds and that they would receive such funds, approximately 26,000 Euros ($34,000) was recorded as receivable and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet at March 31, 2005.

8. EUROGENTEC AGREEMENT

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium contract manufacturing organization, for the production of the Company's product Elafin for clinical trials according to good manufacturing practices. Such agreement will require payments approximating 400,000 Euros, payable upon the attainment of achieved milestones between April 2005 and July 2005. No payments were made under this agreement during the three-month period ended March 31, 2005.

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

PLAN OF OPERATIONS

The Company has specialized in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage.

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with Good Manufacturing Practices ("GMP") standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

In November 2004, we entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros per year or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with us under similar terms.

The Company's management will start clinical trials needed to enter governmental approval procedures in the third quarter of 2005. A necessary pre-requisite for the commencement of clinical trials is the production of Elafin according to GMP. The Company has entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization
(CMO) for the production of a required amount of Elafin according to GMP Standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the upcoming clinical trials has to comply with a large number of rules and regulations.

The agreement with Eurogentec was executed on March 18, 2005, and is the first step on the way to successfully performing the required clinical testing. We plan to commence Phase I of the clinical trials in July 2005. Phase I will involve the enrollment of approximately 40 healthy patients to study drug safety and dosage, as well as pharmacokinetics and dynamics. Publication of the results of the Phase I clinical trial is expected in the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $ 3,831,000 from the sale of 18,265,428 shares of our common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000.

In 2001, Proteo Biotech, AG, or wholly-owned subsidiary ("PBAG") received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros which grant covered the period from February 1, 2001 to March 31, 2004.

In May 2004, PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We qualified to receive approximately 250,000 Euros (approximately $320,000) under the new grant in 2005, of which approximately 60,000 Euros ($79,000) had been recorded by March 31, 2005. We believe that all milestones required by the new grant had been satisfied as of March 31, 2005. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $795,000 as of March 31, 2005. This is a significant increase over the March 31, 2004 cash balance of approximately $386,000. The increase is due in large part to additional grant funds received and the collection of $670,000 on our stock subscription receivable between March 31, 2004 and March 31, 2005.

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros per year or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with us Company under similar terms.

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

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditor's Report included in our Form 10-KSB for the year ended December 31, 2004 that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balances sheet arrangements.

CAPITAL EXPENDITURES

NONE SIGNIFICANT.


ITEM 3.           CONTROLS AND PROCEDURES
-------           -----------------------

Walter J. Thomsen, the Company's new principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15c) of the Securities Exchange Act of 1934). Based on his most recent evaluation, he has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.           LEGAL PROCEEDINGS.
-------           ------------------

                  We are not currently a party to any legal proceedings

ITEM 2.           CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF
-------           ------------------------------------------------------------
                  EQUITY SECURITIES.
                  ------------------

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
-------           --------------------------------

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------           ----------------------------------------------------

                  None.

ITEM 5.           OTHER INFORMATION.
-------           ------------------

                  None.

ITEM 6.           EXHIBITS.
-------           ---------

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


                                  PROTEO, INC.

    Dated: May 15, 2005

                                   By: /s/ Walter J. Thomsen
                                       ---------------------------
                                       Walter J. Thomsen
                                       Principal Executive Officer