Form 10KSB/A
period 2004-12-31
PROTEO INC
filed 2005-06-28
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

None.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES [ ] NO [X]

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005, for the sole purpose of filing a signed version of Report of Independent Registered Public Accounting Firm. Our original filing inadvertently did not contain the accounting firm's conformed signature.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 28, 2005

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


Signature                      Capacity                            Date
--------------------------------------------------------------------------------
Walter J. Thomsen              Chief Executive Officer and       June 28, 2005
                               Chief Financial Officer
------------------------------ --------------------------------- ---------------
Joerg Alte                     Director                          June 28, 2005
------------------------------ --------------------------------- ---------------
Professor Oliver Wiedow, M.D.  Director                          June 28, 2005
------------------------------ --------------------------------- ---------------
Birge Bargmann                 Director                          June 28, 2005
------------------------------ --------------------------------- ---------------
Holger Pusch                   Director                          June 28, 2005
------------------------------ --------------------------------- ---------------
Hartmut Weigelt, Ph.D.         Director                          June 28, 2005
------------------------------ --------------------------------- ---------------

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