Form 10QSB
period 2005-06-30
PROTEO INC
filed 2005-08-12
CIK 1063104

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

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        NUMBER OF SHARES OUTSTANDING
------------------------------------    ---------------------------------------
   Common Stock, $0.001 par value          22,079,350 shares of common stock
                                                  as August 10, 2005

Transitional Small Business Disclosure Format
(Check one):
Yes |_|    No |X|.

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005

     Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2005 and 2004, and for the Period From November 22, 2000 (Inception) Through June 30, 2005

     Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2005 and 2004, and for the Period From November 22, 2000 (Inception) Through June 30, 2005

     Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

================================================================================
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
================================================================================

                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
--------------
 Cash and cash equivalents                                          $   482,935
 Research supplies inventory                                             35,633
 Prepaid expenses and other current assets                               45,382
                                                                    -----------
                                                                        563,950

PROPERTY AND EQUIPMENT, NET                                             400,248
                                                                    -----------

                                                                    $   964,198
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    18,867
     Accrued licensing fees                                             597,000
                                                                    -----------
                                                                        615,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock, par value $0.001 per share; 10,000,000
     shares authorized; no shares issued and outstanding                      -
 Common stock, par value $0.001 per share; 300,000,000
     shares authorized; 22,079,350 shares issued and
     outstanding                                                         22,080
 Additional paid-in capital                                           3,818,034
 Stock subscriptions receivable                                        (359,879)
 Accumulated other comprehensive income                                 213,833
 Deficit accumulated during development stage                        (3,345,737)
                                                                    -----------
                                                                        348,331
                                                                    -----------

                                                                    $   964,198
                                                                    ===========



================================================================================
PAGE 1                    SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED
                                                           FINANCIAL STATEMENTS.

===================================================================================================================================
                                                    PROTEO, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                               FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                            AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2005
===================================================================================================================================

                                                             UNAUDITED

                                                                                                                      NOVEMBER 22,
                                                                                                                         2000
                                                                                                                      (INCEPTION)
                                                 THREE-MONTHS     THREE-MONTHS      SIX-MONTHS       SIX-MONTHS         THROUGH
                                                ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,      JUNE 30,
                                                     2005             2004             2005             2004             2005
                                                 ------------     ------------     ------------     ------------     ------------
REVENUES                                         $          -     $          -     $          -     $          -     $          -
                                                 ------------     ------------     ------------     ------------     ------------

EXPENSES
     General and Administrative                       105,977          100,245          404,553          188,112        2,378,012
     Research and Development, net of grants          344,832           85,696          223,655          185,355        1,021,257
                                                 ------------     ------------     ------------     ------------     ------------
                                                      450,809          185,941          628,208          373,467        3,399,269
                                                 ------------     ------------     ------------     ------------     ------------

INTEREST AND OTHER INCOME (EXPENSE)                    46,409            7,749           82,177           22,328           53,532
                                                 ------------     ------------     ------------     ------------     ------------

    NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)      (404,400)        (178,192)        (546,031)        (351,139)      (3,345,737)

    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS          (64,216)          (6,819)        (139,316)         (34,093)         213,833
                                                 ------------     ------------     ------------     ------------     ------------

    COMPREHENSIVE LOSS                           $   (468,616)    $   (185,011)    $   (685,347)    $   (385,232)    $ (3,131,904)
                                                 ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
     STOCKHOLDERS PER COMMON SHARE               $      (0.02)    $      (0.01)    $      (0.03)    $      (0.02)
                                                 ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                   22,079,350       21,667,001       22,079,350       21,667,101
                                                 ============     ============     ============     ============


===================================================================================================================================
PAGE 2                                                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

===============================================================================================================
                                          PROTEO, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004, AND
                    FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2005
===============================================================================================================

                                                   UNAUDITED

                                                                                                  NOVEMBER 22,
                                                                                                      2000
                                                              SIX-MONTHS         SIX-MONTHS        (INCEPTION)
                                                            ENDED JUNE 30,     ENDED JUNE 30,     THROUGH JUNE
                                                                2005               2004             30, 2005
                                                            -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $    (546,031)     $    (351,139)     $  (3,345,737)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                  24,132             24,369            142,785
     Unrealized foreign transaction loss (gain)                    72,000            (15,000)           199,000
     Changes in operating assets and liabilities:
         Research supplies inventory                                4,660              1,805            (35,633)
         Prepaid expenses and other current assets                 (1,170)             2,095            (41,720)
         Accounts payable and accrued liabilities                  34,393            (11,279)            47,534
         Accrued licensing fees                                   (75,000)            66,000            398,000
                                                            -------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                            (487,016)          (283,149)        (2,635,771)
                                                            -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                              (6,863)            (1,313)          (594,491)
Cash of reorganized entity                                              -                  -             27,638
                                                            -------------      -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                              (6,863)            (1,313)          (566,853)
                                                            -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                  -                  -          1,792,610
Proceeds for subscribed stock                                     200,076            200,000          1,679,116
                                                            -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         200,076            200,000          3,471,726
                                                            -------------      -------------      -------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (139,316)           (34,093)           213,833
                                                            -------------      -------------      -------------

NET (DECREASE) INCREASE IN CASH                                  (433,119)          (118,555)           482,935

CASH AND CASH EQUIVALENTS - beginning of period                   916,054            491,282                  -
                                                            -------------      -------------      -------------

CASH AND CASH EQUIVALENTS - end of period                   $     482,935      $     372,727      $     482,935
                                                            =============      =============      =============


PAGE 3                             SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
===============================================================================================================

================================================================================
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005
================================================================================

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 and for the period from November 22, 2000 (Inception) through June 30, 2005. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2005, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004 and for the period from November 22, 2000 (Inception) through June 30, 2005, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS

Proteo Marketing, Inc. ("PMI") was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. As a result, PBAG became a wholly owned subsidiary of PMI. On April 25, 2002, PMI completed a reverse merger with the Company. Effective December 31, 2004, PMI merged into Proteo. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO.OB".



================================================================================
Page 4

================================================================================
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2005
================================================================================

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company intends to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from any product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

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


================================================================================
Page 5

================================================================================
                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2005
================================================================================

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2004 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that are required to be adopted during the year ending December 31, 2005 did not have, or are not expected by management to have, a significant impact on the Company's consolidated financial statements.


================================================================================
Page 6

================================================================================
                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2005
================================================================================

2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the three-month and six-month periods ended June 30, 2005, the Company received $160,076 and $200,076, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through November 2005 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the three-month or six-month periods ended June 30, 2005, nor have any stock options been granted from inception to-date.


3.  LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2005 and 2004. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.


4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $214,000 at June 30, 2005.


================================================================================
Page 7

================================================================================
                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2005
================================================================================

5.  FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchanges losses during the three-month and six-month periods ended June 30, 2005 and 2004.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange losses of approximately $64,000 and $7,000 for the three-months ended June 30, 2005 and 2004, respectively, and losses of approximately $139,000 and $34,000, respectively, for the six-month periods then ended.


6.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has not generated significant revenues since its inception. All fixed assets are located in Germany.


7.  GRANTS

Proteo Biotech AG's previous research grant from the German state of Schleswig-Holstein expired during the three-month period ended March 31, 2004. No grant funds were received during the three-month or six-month periods ended June 30, 2004. In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement.


================================================================================
Page 8

================================================================================
                          PROTEO, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 JUNE 30, 2005
================================================================================

7. GRANTS (continued)

The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs. The Company has qualified to receive approximately 250,000 Euros (approximately $320,000) of the new grant in 2005. Grant funds approximating 120,000 and 0 Euros ($154,000 and $0, respectively) have been recorded as a reduction of research and development expenses for the six-month periods ended June 30, 2005 and 2004, respectively. As of June 30, 2005, management believes that all milestones required by the new grant have been satisfied. Of the 120,000 Euros in grant funds recorded during the six-month period ended June 30, 2005, approximately 103,000 Euros was received prior to June 30, 2005, and approximately 17,000 Euros was received in July 2005. As management was reasonably assured at period-end that the Company had complied with all conditions to receive such funds and that they would receive such funds, approximately 17,000 Euros ($20,000) was recorded as receivable and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet at June 30, 2005.


8. CONSULTING AGREEMENTS

EUROGENTEC AGREEMENT

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium contract manufacturing organization, for the production of the Company's product Elafin for clinical trials according to good manufacturing practices. Such agreement will require payments approximating 400,000 Euros, payable upon the attainment of achieved milestones between April 2005 and July 2005. The Company incurred expense approximating 193,000 Euros (approximately $250,000) under this contract during the six-month period ended June 30, 2005.

IKP AGREEMENT

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement will require payments approximating 118,000 Euros, payable upon the attainment of achieved milestones. The Company incurred expense approximating 24,000 Euros (approximately $30,000) under this contract during the six-month period ended June 30, 2005.


================================================================================
Page 9

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

PLAN OF OPERATIONS

The Company specializes in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

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


================================================================================
Page 10

A necessary pre-requisite for the commencement of clinical trials is the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO) for the production of a required amount of Elafin according to GMP Standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the upcoming clinical trials has to comply with a large number of rules and regulations.

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol [e.g. with patients]. We plan to commence Phase I of the clinical trials in September 2005. Phase I will involve the enrollment of approximately 40 healthy patients. Publication of the results of the Phase I clinical trial is expected in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $ 3,831,000 from the sale of 18,265,428 shares of our common stock, of which 5,085,487 shares have been sold at $0.40 per share under a stock subscription agreement in the amount of approximately $2,035,000.

In 2001, Proteo Biotech, AG, our wholly-owned subsidiary ("PBAG") received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros which grant covered the period from February 1, 2001 to March 31, 2004.

In May 2004, PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We qualified to receive approximately 250,000 Euros (approximately $320,000) under the new grant in 2005, of which approx. 120,000 Euros ($154,000) had been recorded by June 30, 2005. We believe that all milestones required by the new grant had been satisfied as of June 30, 2005. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $480,000 as of June 30, 2005. This is a significant increase over the June 30, 2004 cash balance of approximately $370,000. The increase is due in large part to additional grant funds received and the collection of $680,000 on our stock subscription receivable between June 30, 2004 and June 30, 2005.

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

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium CMO, for the production of the Company's product Elafin for clinical trials according to good manufacturing practices. Such agreement will require payments approximating 400,000 Euros, payable upon the attainment of achieved milestones between April 2005 and July 2005. The Company incurred expense approximating 193,000 Euros (approximately $250,000) under this contract during the six-month period ended June 30, 2005, therefore causing research and development expenses to be substantially higher this quarter than that of the previous year.


================================================================================
Page 11

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement will require payments approximating 118,000 Euros, payable upon the attainment of achieved milestones, which are expected to be achieved during the third and fourth quarters of 2005. The Company incurred expense approximating 24,000 Euros (approximately $30,000) under this contract during the six-month period ended June 30, 2005. This has also caused research and development expenses to increase this quarter.

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

CAPITAL EXPENDITURES

None significant.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

Walter J. Thomsen, the Company's new principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on his most recent evaluation, he has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


================================================================================
Page 12

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.      LEGAL PROCEEDINGS.
-------      ------------------

             We are not currently a party to any legal proceedings.

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

                Exhibits:

                    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


================================================================================
Page 13

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROTEO, INC.

Dated: August 12, 2005

                                      By: /s/ Walter J. Thomsen
                                          ----------------------
                                          Walter J. Thomsen
                                          Principal Executive Officer and
                                          Chief Financial Officer
                                          (signed both as an Officer duly
                                          authorized to sign on behalf of the
                                          Registrant and Principal Financial
                                          Officer and Chief Accounting Officer)



================================================================================
Page 14