Form 10QSB
period 2005-09-30
PROTEO INC
filed 2005-11-14
CIK 1063104

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

                           For the quarterly period ended September 30, 2005

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                         NUMBER OF SHARES OUTSTANDING
     -------------------------------------         ----------------------------
     Common Stock, $0.001 par value                22,079,350 shares of common
                                                   stock as November 10, 2005

    Transitional Small Business Disclosure Format
    (Check one):
    Yes [ ]    No [X].

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:                          1

         Unaudited Condensed Consolidated Balance Sheet as of
         September 30, 2005                                                    1

         Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods
         Ended September 30, 2005 and 2004, and for the Period From
         November 22, 2000 (Inception) Through September 30, 2005              3

         Unaudited Condensed Consolidated Statements of Cash Flows for
         the Nine-month Periods Ended September 30, 2005 and 2004, and for the Period From November 22, 2000 (Inception) Through
         September 30, 2005                                                    4

         Notes to Unaudited Condensed Consolidated Financial Statements        5

Item 2.  Management's Discussion and Analysis or Plan of Operations           11

Item 3.  Controls and Procedures                                              14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16


----------------------------------------------------------------------------------------------
                                  PROTEO, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2005
----------------------------------------------------------------------------------------------

                                           UNAUDITED


                                             ASSETS

    CURRENT ASSETS
    --------------
     Cash and cash equivalents                                                  $     464,791
     Research supplies inventory                                                       35,580
     Prepaid expenses and other current assets                                         41,693
                                                                                -------------
                                                                                      542,064

PROPERTY AND EQUIPMENT, NET                                                           389,254
                                                                                -------------

                                                                                $     931,318
                                                                                =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $     178,253
     Accrued licensing fees                                                           630,000
                                                                                -------------
                                                                                      808,253

                        COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
    --------------------
     Preferred stock, par value $0.001 per share; 10,000,000
         shares authorized; no shares issued and outstanding                               --
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 22,079,350 shares issued and
         outstanding                                                                   22,080
     Additional paid-in capital                                                     3,818,034
     Stock subscriptions receivable                                                  (209,954)
     Accumulated other comprehensive income                                           218,049
     Deficit accumulated during development stage                                  (3,725,144)
                                                                                -------------
                                                                                      123,065
                                                                                -------------

                                                                                $     931,318
                                                                                =============


----------------------------------------------------------------------------------------------
PAGE 1           SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                            FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                          AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                              UNAUDITED


                                                                                                                       NOVEMBER 22,
                                                                                                                          2000
                                                   THREE-MONTHS     THREE-MONTHS      NINE-MONTHS     NINE-MONTHS      (INCEPTION)
                                                      ENDED            ENDED             ENDED           ENDED           THROUGH
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2005             2004              2005            2004             2005
                                                   ------------     ------------     ------------     ------------     ------------

REVENUES                                           $         --     $         --     $         --     $         --     $         --
                                                   ------------     ------------     ------------     ------------     ------------

EXPENSES
     General and Administrative                          89,880           78,493          313,535          266,606        2,467,892
     Research and Development, net of grants            302,177           19,511          706,730          204,866        1,323,434
                                                   ------------     ------------     ------------     ------------     ------------
                                                        392,057           98,004        1,020,265          471,472        3,791,326
                                                   ------------     ------------     ------------     ------------     ------------

INTEREST AND OTHER INCOME (EXPENSE)                      12,650           (7,043)          94,826           15,285           66,182
                                                   ------------     ------------     ------------     ------------     ------------

    NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)        (379,407)        (105,047)        (925,439)        (456,187)      (3,725,144)
    -------------------------------------------    ------------     ------------     ------------     ------------     ------------

    FOREIGN CURRENCY TRANSLATION ADJUSTMENTS              4,216           16,875         (135,100)          94,795          218,049
    ----------------------------------------       ------------     ------------     ------------     ------------     ------------

    COMPREHENSIVE LOSS                             $   (375,191)    $    (88,172)    $ (1,060,539)    $   (328,309)    $ (3,507,095)
    ------------------                             ============     ============     ============     ============     ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
     STOCKHOLDERS PER COMMON SHARE                 $      (0.02)    $      (0.00)    $      (0.04)    $      (0.02)
                                                   ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                      22,079,350       21,667,101       22,079,350       21,667,101
                                                   ============     ============     ============     ============


------------------------------------------------------------------------------------------------------------------------------------
PAGE 2                                                  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-------------------------------------------------------------------------------------------------------------------
                                            PROTEO, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004, AND
                    FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2005

-------------------------------------------------------------------------------------------------------------------

                                                     UNAUDITED


                                                                                                     NOVEMBER 22,
                                                                                                         2000
                                                          NINE-MONTHS          NINE-MONTHS           (INCEPTION)
                                                             ENDED                ENDED                THROUGH
                                                         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                             2005                 2004                   2005
                                                       ----------------      ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $       (925,439)     $       (456,187)     $     (3,725,145)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                35,574                38,356               154,227
     Unrealized foreign transaction loss (gain)                 (72,000)               (5,000)               55,000
     Changes in operating assets and liabilities:
         Research supplies inventory                                 --                   864               (40,293)
         Prepaid expenses and other current assets                2,519                15,723               (38,031)
         Accounts payable and accrued liabilities               154,047               (25,839)              167,188
         Accrued licensing fees                                 102,000               100,000               575,000
                                                       ----------------      ----------------      ----------------
NET CASH USED IN OPERATING ACTIVITIES                          (703,299)             (332,083)           (2,852,054)
                                                       ----------------      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                            (7,767)              (35,878)             (595,395)
Cash of reorganized entity                                           --                    --                27,638
                                                       ----------------      ----------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES                            (7,767)              (35,878)             (567,757)
                                                       ----------------      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                               --                    --             1,792,610
Proceeds for subscribed stock                                   350,001               300,000             1,829,041
                                                       ----------------      ----------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       350,001               300,000             3,621,651
                                                       ----------------      ----------------      ----------------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH              (90,198)              (17,218)              262,951
                                                       ----------------      ----------------      ----------------

NET (DECREASE) INCREASE IN CASH                                (451,263)              (85,179)              464,791

CASH AND CASH EQUIVALENTS - beginning of period                 916,054               491,282                    --
                                                       ----------------      ----------------      ----------------

CASH AND CASH EQUIVALENTS - end of period              $        464,791      $        406,103      $        464,791
                                                       ================      ================      ================


-------------------------------------------------------------------------------------------------------------------
PAGE 3                                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004 and for the period from November 22, 2000 (Inception) through September 30, 2005. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004 and for the period from November 22, 2000 (Inception) through September 30, 2005, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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


--------------------------------------------------------------------------------
PAGE 4

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the three-month and nine-month periods ended September 30, 2005, the Company received $149,925 and $350,001, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscription receivable to be received in installments through December 2005 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the three-month or nine-month periods ended September 30, 2005, nor have any stock options been granted from inception to-date.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

3.  LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2005 and 2004. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.


4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $218,000 at September 30, 2005.


5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchange losses during the three-month and nine-month periods ended September 30, 2005 and 2004.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange losses of approximately $72,000 and $5,000 for the nine-months ended September 30, 2005 and 2004, respectively.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

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


7.  GRANTS

Proteo Biotech AG's previous research grant from the German state of Schleswig-Holstein expired during the three-month period ended March 31, 2004. No grant funds were received during the six-month period ended June 30, 2004. In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement.

The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs. The Company has qualified to receive approximately 250,000 Euros (approximately $320,000) of the new grant in 2005. Grant funds approximating 168,000 and 71,000 Euros ($212,000 and $87,000, respectively) have been recorded as a reduction of research and development expenses for the nine-month periods ended September 30, 2005 and 2004, respectively. As of September 30, 2005, management believes that all milestones required by the new grant have been satisfied. Of the 168,000 Euros in grant funds recorded during the nine-month period ended September 30, 2005, approximately 152,000 Euros was received prior to September 30, 2005, and approximately 16,000 Euros was received in October 2005. As management was reasonably assured at period-end that the Company had complied with all conditions to receive such funds and that they would receive such funds, approximately 16,000 Euros ($19,000) was recorded as receivable and is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet at September 30, 2005.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

8.  CONSULTING AGREEMENTS

EUROGENTEC AGREEMENT

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium contract manufacturing organization, for the production of the Company's product Elafin for clinical trials according to good manufacturing practices. Such agreement will require payments approximating 400,000 Euros (approximately $500,000), payable upon the attainment of achieved milestones between April 2005 and July 2005. Substantially all milestones were achieved, and expenses approximating 393,000 Euros were incurred, prior to September 30, 2005.

IKP AGREEMENT

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement will require payments approximating 118,000 Euros (approximately $150,000), payable upon the attainment of achieved milestones. No significant work was performed under this contract during the three-month period ended September 30, 2005. The Company incurred expense approximating 24,000 Euros (approximately $30,000) under this contract during the nine-month period ended September 30, 2005.


9.  SUBSEQUENT EVENTS

In November 2005, the Company entered into a common stock purchase agreement with an investor to purchase 300,000 of the Company's restricted common shares at $0.84 per share, or $252,000. Concurrent with such transaction, the investor issued a promissory note to the Company for $252,000 to be paid in four installments of $63,000.00 each, due on March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006.


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


--------------------------------------------------------------------------------

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

A necessary pre-requisite for the commencement of clinical trials is the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO) for the production of a required amount of Elafin according to GMP Standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the upcoming clinical trials has to comply with a large number of rules and regulations. Eurogentec is substantially complete as of September 30, 2005 with its required production run of Elafin.

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol [e.g. with healthy young men]. We commence Phase I of the clinical trials in November 2005. Phase I will involve the enrollment of approximately 30 healthy individuals. First publication on the results of the Phase I clinical trial is expected before the year's end.

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


--------------------------------------------------------------------------------

In May 2004, PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We qualified to receive approximately 250,000 Euros (approximately $320,000) under the new grant in 2005, of which approx. 168,000 Euros ($215,000) had been recorded by September 30, 2005, whereof approximately (euro)152,000 ($194,500) was received prior to September 30, 2005, and approximately (euro)16,000 ($20,500) was received in October 2005. We reasonably believe that all milestones required by the new grant had been satisfied as of September 30, 2005. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $465,000 as of September 30, 2005. This is a significant increase over the September 30, 2004 cash balance of approximately $350,000. The increase is due in large part to additional grant funds received and the collection of $350,000 on our stock subscription receivable in the nine-month-period through September 30, 2005.

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

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium CMO, for the production of the Company's product Elafin for clinical trials according to good manufacturing practices. Such agreement will require payments approximating 400,000 Euros, payable upon the attainment of achieved milestones between April 2005 and July 2005. The Company incurred expense approximating 393,000 Euros (approximately $500,000) under this contract during the nine-month period ended September 30, 2005, therefore causing research and development expenses to be substantially higher this quarter than that of the previous year.

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement will require payments approximating 118,000 Euros, payable upon the attainment of achieved milestones, which are expected to be achieved during the fourth quarter of 2005. The Company incurred expenses approximating 24,000 Euros (approximately $30,000) under this contract during the nine-month period ended September 30, 2005. This has also caused research and development expenses to increase this quarter.


--------------------------------------------------------------------------------

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other equity or debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

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

CAPITAL EXPENDITURES

    None significant.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

Birge Bargmann, the Company's new principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION

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


                                           PROTEO, INC.

Dated: November 14, 2005

                                           By:  /s/ Birge Bargmann
                                                --------------------------------
                                                Birge Bargmann
                                                Principal Executive Officer and
                                                Chief Financial Officer

                                                (signed both as an Officer duly
                                                authorized to sign on behalf of
                                                the Registrant and Principal
                                                Financial Officer and Chief
                                                Accounting Officer)


--------------------------------------------------------------------------------
PAGE 15