Form 10KSB
period 2005-12-31
PROTEO INC
filed 2006-03-31
CIK 1063104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2005

                                       OR

  |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-30728

                                  PROTEO, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                 88-0292249
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

  2102 BUSINESS CENTER DRIVE, IRVINE, CA                  92612
 (Address of principal executive offices)               (Zip Code)

                                 (949) 253-4616
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
----------------------------         -------------------------------------------
           None                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001


     Check whether the issuer is not required to file reports pursuant to
Section 13 or Section 15(d) of the Exchange Act. |_|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 9,449,350 shares held by non-affiliates and the closing price of $0.65 per share for the common stock on the over-the counter market as of March 28, 2006):
$6,142,078

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,379,350 at March 28, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                     FORMAT (CHECK ONE):
                     YES |_| NO |X|

                                TABLE OF CONTENTS

                                     PART I

Item 1       Description of Business.

Item 2       Description of Property

Item 3       Legal Proceedings

Item 4       Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5       Market for Common Equity and Related Stockholder Matters

Item 6       Management's Discussion and Analysis or Plan of Operations

Item 7       Financial Statements

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A      Controls and Procedures

Item 8B      Other Information

                                    PART III

Item 9 Directors, and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10      Executive Compensation

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12      Certain Relationships and Related Transactions

Item 13      Exhibits.

Item 14      Principal Accountant Fees and Services

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

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger (the "Merger") between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc.

DESCRIPTION OF BUSINESS

The Company seeks to identify potential drug candidates in the field of inflammation. The Company's focus is on natural occurring compounds which have proven superior biologic activity over almost all known compounds. The focus on natural occurring compounds is driven by the assumption that these compounds will have fewer side effects regarding metabolism and excretion. Whenever possible, human peptides and proteins, which have no allergenic potential, will be used.

The Company intends to develop, manufacture, promote, and market pharmaceuticals and other biotech products. However, we do not believe that any of our planned products will produce sufficient revenues in the next four years to support us financially. We currently expect to sell only small quantities of these products in the next few business years. As a result, we intend to identify and develop other potential products. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, and market proprietary products. The products and technologies we intend to develop will require significant commitments of personnel and financial resources.

Our business strategy is focused on the development of pharmaceuticals based on the body's own tools and weapons to fight inflammatory diseases. Specifically, we are focusing our research on the development of drugs based on the human protein Elafin. We strongly believe that Elafin will be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post-surgery damage to tissue, and complications resulting from organ transplantation as well as other diseases.

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

Other preliminary data indicate that Elafin may be useful in a broad range of other applications whether pharmaceutical or not. Therefore, we will attempt to encourage other scientists, research centers as well as other companies to do research and development on Elafin for other applications than described above. For example, Elafin may also be effective in the treatment of lung diseases and defects, dermatological diseases and defects, or as ingredient in coating for medical devices such as stents, or in cosmetics.

Proteo owns licenses to exclusively develop products based on patents and filings relating to Elafin, including fourteen patents already issued. Of these issued patents, three were issued in the U.S.

Further, Proteo intends to engage in the research and development of other drugs and biotechnical products based on natural proteins. We may also be able to implement unique technologies and biotechnological production procedures that may enable the Company to offer related services to other companies. Additional research and development has already begun in the areas of Leech-derived Tryptase Inhibitors (LDTI), and Bis-acyl ureas. LDTI has been successfully expressed in yeast, and is an inhibitor of human mast cell tryptase. LDTI inhibits tryptase-induced human fibroblast proliferation. LDTI may be a drug candidate for the treatment of keloid formation, scleroderma and asthma. Bis-acyl ureas have been identified as a relevant compound in yeasts able to induce inflammation. It activates human neutrophils in vitro and may be a potential candidate for immune stimulation. Methods for isolation of bis-acyl urea from yeasts as well as synthetic production have been established. Bis-acyl ureas and LDTIs are in the early pre-clinical stage.

Proteo works closely with the interdisciplinary research unit at the University of Kiel in the identification of drug targets for the prevention and treatment of infections.

In 2001 we received a grant from the German State of Schleswig-Holstein in the approximate amount of 790,000 Euros for the research and pre-clinical development of our pharmaceuticals based on the human protein Elafin. The grant, as amended, covered the period from February 1, 2001 to March 31, 2004 if certain milestones were reached by November 15 of each year, with a possible extension as defined in the agreement. The grant required that we prove our economic ability to otherwise finance at least 52% of the projected costs on our own. We qualified for and received grant funds approximating 289,000 Euros in 2003 ($328,000) but received nothing under this grant in 2004.

In May 2004 we received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to otherwise finance the remaining 50.26% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German State of Schleswig-Holstein. We qualified to receive approximately 150,000 Euros (approximately $185,000) under the new grant in 2004, of which approximately 137,000 Euros ($171,000) had been received by December 31, 2004. We qualified to receive approximately 250,000 Euros (approximately $310,000) under the new grant in 2005, of which approximately 181,000 Euros ($225,000) had been received by December 31, 2005. As of December 31, 2005, we believe that all milestones required by the new grant had been satisfied.

Subsequent to year-end, the New Grant was modified so that the Company is elegible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in
2007.

After developing a production procedure for Elafin, Proteo has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, Proteo has contracted Eurogentec, an experienced Contract Manufacturing Organization (CMO) located in Belgium to produce Elafin in accordance with GMP standards as required for clinical trials. In December 2005, Proteo successfully completed a first Phase I trial for Elafin. Elafin was tested on 32 healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate its tolerability and safety at the Institut fur Klinische Pharmakologie in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred.

On November 15, 2004, we entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This license agreement enables us to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to us. The agreement has a term of 15 years with an annual license fee of 10,000 Euros or 2.5% royalties on the future sales of Elafin, if greater. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

Our goal for German approval on our initial product is targeted for 2009 followed by United States Food and Drug Administration ("FDA") approval one or two years later. It should be noted that this specialized application, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

THE SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany, on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of PBAG is currently Birge Bargmann. The directors of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has six full-time employees and one part-time employee as of December 31, 2005.

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

Further, the Company actively seeks outlicensing partners, co-development partnerships and other collaborations with third parties to generate revenues and/or to expedite the Company's product development. However, there can be no assurance that the Company's efforts to build such alliances will be successful at any time or in any way.

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

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for more than ten years. Currently, there have been more than 200 related patents granted. Most of these substances are produced synthetically, and are not applicable in the treatment of cardiac infarctions. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. From the human protein inter-alpha-trypsin inhibitor a highly elastase inhibitor, depelestat, has been engineered. Four other substances, ZD8321, ZD0892, SSR69071, and ONO-5046, are artificial elastase inhibitors which may have effectiveness comparable to that of Elafin.

SECRETORY LEUKOPROTEASE INHIBITOR (SLPI)

Amgen, Inc. is the owner of the patent for SLPI. Amgen purchased this patent by acquiring Synergen, Inc. SLPI is quite similar to Elafin. Nevertheless, SLPI has some disadvantages in its intended application in the treatment of cardiac infarctions and in the treatment of serious injuries. It is only effective against one (leukocyte-elastase) of the two (leukocyte-elastase and proteinase
3) major enzymes which destroy tissue, while Elafin has shown effectiveness against both. Therefore, Elafin is probably of higher effectiveness. Furthermore, SLPI is not as stable as Elafin, which is a disadvantage in its distribution as a drug. SLPI was discovered much earlier than Elafin, therefore, the remaining term of the covering patent should be shorter than that related to Elafin. Amgen does not mention further development of SLPI as a drug in its annual report of 1998.

ALPHA-1-ANTITRYPSIN

Human blood contains relatively large amounts of alpha-1-antitrypsin naturally. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and of other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Alpha-1-antitrypsin has received approval for the use as a drug in genetic deficiency of alpha-1-antitrypsin and is currently produced from pooled human sera. Recombinant production of alpha-1-antitrypsin has been established by Arriva Pharmaceuticals Inc., and clinical trials for the use as an aerosol for the treatment of alpha-1-antitrypsin deficiency have been conducted by Baxter Bioscience.

RECOMBINANT MONOCYTE/NEUTROPHIL ELASTASE INHIBITOR (RM/NEI)

This compound of human descent is currently under development for the use in cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights to this compound.

ONO-5046 (SIVELESTAT)

Ono Pharmaceutical Co. Ltd., in Japan has developed the synthetic elastase inhibitor ONO-5046 (Sivelestat). Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalized inflammatory syndrome in Japan.

DEPELESTAT

A further elastase inhibitor has been engineered from the Kunitz domain of human inter-alpha-trypsin inhibitor. This peptide was found to be a potent inhibitor of human elastase, however, other than in the case of Elafin, it is reported that no other proteases, including proteinase 3, were inhibited. Currently Depelestat is being clinically developed by Debiopharm for use as an aerosol in the treatment of cystic fibrosis.

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

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings including fourteen patents already issued. The issued patents include three patents which have been issued in the United States of America. The Company does not have title to any patents; title to the patents rests with Dr. Wiedow.

Dr. Wiedow will receive three percent (3%) of the gross revenues of the Company from products based on patents of which he was the principal inventor. Further, Dr. Wiedow will receive license fees in the amount of 110,000 Euros per year and a refund for all expenses to maintain the patents (patent fees, legal fees, etc.). Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, no fees have been paid to Dr. Wiedow although $651,000 has been accrued.

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

          USA                            US               5464822
          USA                            US               6245739
          USA                            US               6893843
          EU                             EP               0402068
          Japan                          JP               2989853
          Australia                      AU               636148
          Canada                         CA               2018592
          Finland                        FI               902880
          Ireland                        IE               070520
          Israel                         IL               094602
          New Zealand                    NZ               233974
          Norway                         NO               177716
          Portugal                       PT               094326
          South Africa                   ZA               9004461


EMPLOYEES

We currently have six full-time employees, all working at our offices in Germany.

ITEM 2 - DESCRIPTION OF PROPERTY

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. One lease for office space at Kiel, Germany was canceled as of October 31, 2005. In June 2004 and in August 2005, we entered into leases for lab and office space and additional office space, respectively, expiring through December 2008. Certain leases have a rental adjustment in 2007 based on the consumer price index. The aggregate monthly rental under the foregoing leases is approximately $2,100.

ITEM 3 - LEGAL PROCEEDINGS

The Company's German subsidiary PBAG was sued in late February 2006 by its former President and CEO Walter J. Thomsen whose employment was terminated effective November 7, 2005. The suit was filed in the court Landgericht Kiel, Germany. Mr. Thomsen is seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company. If successful, Mr. Thomsen would then likely seek damages for such early termination. The Company intends to vigorously defend against this claim as it believes that just cause supported Mr. Thomsen's termination.

Mr. Thomsen's second action is referred to an "Urkundsproze", i.e. a legal procedure where any claim and any defense against such claim may be proven only by written documents. Such procedure may result in a preliminary judgement reserving the loosing party the right to pursue its rights in a regular procedure. In this second proceeding, Mr. Thomsen claims lost salary for November and December of 2005 and January 2006, aggregating approximately (euro) 21,000 (or USD $25,000). If the Company forfeits in this preliminary proceeding, it will be forced to provide a security deposit covering the claims and the proceeding costs (approximately an additional 15%) until a final judgement has been entered in the regular proceeding. While the Company intends to vigorously defend itself, there is some probability that the Company will forfeit this "Urkundsproze" simply due to the fact that it is close to impossible to establish good cause for immediate termination solely with written documents.

In addition to the foregoing, the Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any other litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for the fiscal years ended December 31, 2005 and 2004 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

                               COMMON STOCK PRICES

       YEAR         PERIOD                      HIGH          LOW
                                            ------------  ------------
       2004         First Quarter               $1.60        $0.75
                    Second Quarter               4.95         0.60
                    Third Quarter                3.05         0.85
                    Fourth Quarter               1.20         0.70


       2005         First Quarter               $0.95         0.40
                    Second Quarter               0.95         0.61
                    Third Quarter                1.06         0.70
                    Fourth Quarter               1.55         0.56

On March 28, 2006, the last sales price of our common stock was $0.65 per share. No cash dividends have been paid on our common stock for the 2005 and 2004 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's results of operations, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 28, 2006, the number of shareholders of record of the Company's common stock was 1,804. This figure does not include beneficial holders of common stock held in street name, as we cannot accurately estimate the number of these beneficial holders.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

The Company previously entered into a common stock purchase agreement to sell up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company sold its common stock at a price per share equal to 40% of the average asking price for the twenty trading days previous to the date of subscription, as quoted on a public market. However, the price per share could not be less than $0.40. The Company issued 412,249 shares at $0.40 per share or $165,000 in cash during the year ended December 31, 2004. The agreement expired on December 31, 2004.

In November 2005, the Company entered into a common stock purchase agreement to sell 300,000 shares of the Company's restricted common stock at a price of $0.84 per share or $252,000 in exchange for a promissory note, bearing no interest. Payments under the promissory note are due in four equal installments of $63,000 each, falling due on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

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

PLAN OF OPERATIONS

We intend to specialize in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. Our management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

We intend to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least five years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage.

Our success will depend on the Company's ability to implement efficient production process in accordance with Good Manufacturing Practices ("GMP") standards, to examine toxicology in animal experiments, and to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that we will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

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

Because a necessary pre-requisite for the commencement of clinical trials was the production of Elafin according to GMP Standards, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium. Eurogentec is an experienced Contract Manufacturing Organization (CMO) which can produce the required amount of Elafin according to GMP Standards. The German regulators demand compliance with strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the clinical trials had to comply with a large number of rules and regulations. Eurogentec has completed the required production run of Elafin accordingly.

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol [e.g. with healthy young men]. In November 2005 we commenced, and in December 2005, we successfully completed, a first Phase I trial for Elafin. Elafin was tested on 32 healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate tolerability and safety at the IKP in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $ 4,083,000 from the sale of 18,565,428 shares of our common stock, of which 5,085,487 shares and 300,000 shares have been sold at $0.40 per share and $0.84 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000 and $252,000, respectively. As of December 31, 2005, we have received approximately $1,910,000 related to the first stock subscription agreement. The first installment on the most recent subscription agreement, in the amount of $63,000, is due on March 31, 2006.

In 2001, PBAG received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros which covered the period from February 1, 2001 to March 31, 2004.

In May 2004 PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We qualified to receive approximately 250,000Euros (approximately $310,000) under the new grant in 2005, of which approximately 181,000 Euros ($225,000) had been received by December 31, 2005. As of December 31, 2005, we believe that all milestones required by the new grant had been satisfied. There can be no assurance that we will qualify for additional funds under the grant.

Subsequent to year-end, the New Grant was modified so that the Company is elegible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in
2007.

The Company has cash approximating $228,000 as of December 31, 2005. This is a significant decrease over the December 31, 2004 cash balance of approximately $916,000. The decrease is due in large part to expenditures for production of Elafin under GMP and the costs of Phase I clinical trial carried out in December 2005.

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

On March 18, 2005, we entered into a contractual agreement with Eurogentec S.A., a Belgium CMO, for the production of our product Elafin for clinical trials according to good manufacturing practices. Such agreement required payments approximating 400,000 Euros, payable upon the attainment of achieved milestones between April 2005 and July 2005. The Company incurred expenses approximating 393,000 Euros (approximately $489,000) under this contract during the year 2005, therefore causing research and development expenses to be substantially higher this year than that of the previous year.

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros (approximately $145,000), payable upon the attainment of achieved milestones, which were achieved during the fourth quarter of 2005. The Company incurred expenses approximating 105,000 Euros (approximately $130,000) under this contract during the year 2005. This has also caused research and development expenses to increase this year.

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

CAPITAL EXPENDITURES

None significant.

GOING CONCERN

The Company's independent registered public accounting firm has stated in their Auditor's Report included in this Form 10-KSB that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to finance its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $219,000 at December 31, 2005.

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate fluctuates between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any exchange losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations. The Company recorded an unrealized foreign currency exchange gain of approximately $84,000 for the year ended December 31, 2005. The Company recorded an unrealized foreign currency exchange loss of approximately $48,000 for the year ended December 31, 2004.

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

CURRENT GRANTS:

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on the foregoing, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect these controls.

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEMS 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of the current and incoming directors and executive officers of the Company and the principal offices and positions with the Company held by each person. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

       NAME                              AGE     POSITIONS
       ----                              ---     ---------
       Birge Bargmann                    44      Chief Executive Officer / Chief
                                                 Financial Officer and Director
       Dr. Barbara Kahlke                41      Secretary
       Joerg Alte                        45      Director
       Professor Oliver Wiedow, MD.      48      Director
       Holger Pusch                      49      Director
       Hartmut Weigelt, Ph.D.            60      Director

BIOGRAPHICAL INFORMATION:

Birge Bargmann has served as a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the dermatological clinic of the University of Kiel. She co-developed and carried out procedures to detect and to purify Elafin.

Dr. Barbara Kahlke serves as the Secretary of Proteo, Inc., a position she has held since August 2004. She has been a member of the Supervisory Board of Proteo Biotech AG since May 2002, and a scientific researcher for Proteo Biotech AG since May 2000. Dr. Kahlke is a biologist, having received her doctorate from Christian-Albrechts-University in Kiel, Germany. Since 1994, Dr. Kahlke has worked for a medium-sized German pharmaceutical company with responsibilities in molecular biology and in protein production in compliance with GMP. She discovered the biological activity of bis-acyl urea.

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

Holger Pusch, has served as a Director of the Company since December 2000. For the last 23 years, Mr. Pusch worked in different marketing and sales functions for major German companies, among others as Director of Marketing and Division Leader. Since October 1989 he worked for Agfa Geveart AG and - as a result of a spin-off - since November 2004 for a company called AgfaPhoto GmbH. As of March 1, 2006, Mr. Pusch joined Connect Consulting GmbH, in Bonn, Germany.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners of our common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners of our common stock were complied with.

CODE OF ETHICS

The Company maintains a code of ethical conduct applicable to all employees, officers and directors. The Company will also provide to any person without charge, and upon request, a copy of the Code of Ethics by making a request in writing to: info@proteo.de.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2005, 2004, and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                     SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                  LONG TERM COMPENSATION
                               --------------------------------                 AWARDS                          PAYOUTS
                                                                      --------------------------------------------------------------
                                                          OTHER                        SECURITIES
                                                         ANNUAL        RESTRICTED      UNDERLYING                       ALL OTHER
NAME AND PRINCIPAL              SALARY       BONUS    COMPENSATION    STOCK AWARDS    OPTIONS SARS    LTIP PAYOUTS    COMPENSATION
POSITION              YEAR        ($)         ($)          ($)             ($)             (#)            ($)              ($)
------------------------------------------------------------------------------------------------------------------------------------
Birge Bargmann       2005     $     -0-(1)    -0-          -0-             -0-             -0-            -0-              -0-
(Chief Executive
Officer, Chief
Financial Officer)

Walter J. Thomsen    2005     $  80,000       -0-          -0-             -0-             -0-            -0-              -0-
(Chief Executive     2004     $  60,006(2)    -0-          -0-             -0-             -0-            -0-              -0-
Officer, Chief
Financial Officer)

Prof. Oliver         2004     $     -0-(3)    -0-          -0-             -0-             -0-            -0-              -0-
Wiedow (Chief
Executive Officer)

Joerg Alte (4)       2003     $  75,000       -0-          -0-             -0-             -0-            -0-              -0-
(Chief Executive
Officer, Chief
Financial Officer)

(1) Ms. Bargmann became Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") in November 2005. She was not compensated for her services as CEO or CFO in 2005.

(2) Mr. Thomsen became CEO and CFO in July 2004 and ceased to be CEO and CFO in November 2005.

(3) Prof. Wiedow served as CEO from January 2004 through June 2004. He was not compensated for his services as CEO.

(4) Mr. Alte ceased to be CEO and CFO in December 2003.

                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         (INDIVIDUAL GRANTS)

                    NUMBER OF SECURITIES UNDERLYING        PERCENT OF TOTAL
                         OPTIONS/SAR'S GRANTED         OPTIONS/SAR'S GRANTED TO          EXERCISE OF BASE
       NAME                       (#)                  EMPLOYEES IN FISCAL YEAR            PRICE ($/SH)           EXPIRATION DATED
                    ---------------------------------------------------------------------------------------------------------------
Birge Bargmann                    None                            n/a                          n/a                       n/a

Walter J. Thomsen                 None                            n/a                          n/a                       n/a

                                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                    AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF UNEXERCISED
                                                              SECURITIES UNDERLYING           VALUE OF UNEXERCISED IN THE-MONEY
                  SHARES ACQUIRED ON                          OPTIONS/SARS AT FY-END (#)          OPTION/SARS AT FY-END ($)
     NAME            EXERCISE (#)       VALUE REALIZED ($)    EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
                 --------------------------------------------------------------------------------------------------------------
Birge Bargmann           -0-                    -0-                         -0-                              -0-
Walter J. Thomsen        -0-                    -0-                         -0-                              -0-

COMPENSATION OF DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2005, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

                                                Number of Shares      Percent of
Title of Class     Name of Beneficial Owner   Beneficially Owned     Class (1)
--------------------------------------------------------------------------------
Common Stock       Prof. Oliver Wiedow, M.D.        10,680,000          47.7%
Common Stock             Birge Bargmann             2,000,000            8.9%
Common Stock               Joerg Alte               140,000(2)             *
Common Stock           Dr. Barbara Kahlke             10,000               *
Common Stock              Holger Pusch                20,000               *
Common Stock         Hartmut Weigelt, Ph.D.           80,000               *
Common Stock    All officers and directors as                           57.8%
                           a group
                         (6 persons)

* less than 1%

(1) Based on 22,379,350 shares outstanding as of March 28, 2006.
(2) Mr. Alte has loaned all 140,000 shares to a broker, which shares must be returned to Mr. Alte on or before December 31, 2006.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has agreed to pay Dr. Wiedow three percent of the gross revenues of the Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees of 110,000 Euro (approximately $137,000 for each of the years ending December 31, 2003, 2004 and 2005) per year through December 31, 2006, and a refund for all expenses needed to maintain such patents (e.g., patent fees, legal fees, etc). Payments due under this agreement have been deferred.

ITEM 13 - EXHIBITS

EXHIBIT NO.   DESCRIPTION

2.1*          Agreement and Plan of Share Exchange

3.1*          Articles of Incorporation, dated December  18, 1992

3.2*          Amendment to Articles of Incorporation, dated October 31, 1996

3.3*          Amendment to Articles of Incorporation, dated February 12, 1998

3.4*          Amendment to Articles of Incorporation, dated May 18, 1999

3.5*          Amendment to Articles of Incorporation, dated July 18, 2001

3.6*          Amendment to Articles of Incorporation, dated January 11, 2002

3.7*          Articles of Share Exchange, dated April 25, 2002

3.8*          By-Laws, dated December 18, 1992

14.18*        Code of Ethics

31.1**        Certification of Chief Executive Officer Pursuant to Section 302

31.2**        Certification of Chief Financial Officer Pursuant to Section 302

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

---------------------
*   Previously filed.
**  Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $61,000 and $56,000 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $6,000 and $4,000 for the fiscal years ended December 31, 2005 and 2004, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

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

Dated:  March 31, 2006

                                        PROTEO, INC.
                                        (Registrant)



                                    BY: /S/ BIRGE BARGMANN
                                        --------------------------------
                                        BIRGE BARGMANN
                                        CHIEF EXECUTIVE OFFICER AND
                                        CHIEF FINANCIAL OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Capacity                               Date
------------------------------------------------------------------------------------------------

/s/ Birge Bargmann                  Chief Executive Officer and Chief      March 31, 2006
----------------------------        Financial Officer (Principal
Birge Bargmann                      Executive Officer and Principal
                                    Financial and Principal Accounting
                                    Officer)
------------------------------------------------------------------------------------------------

/s/ Joerg Alte                      Director                               March 31, 2006
----------------------------
Joerg Alte
------------------------------------------------------------------------------------------------

/s/ Oliver Wiedow, M.D.             Director                               March 31, 2006
----------------------------
Professor Oliver Wiedow, M.D.
------------------------------------------------------------------------------------------------

/s/ Holger Pusch                    Director                               March 31, 2006
----------------------------
Holger Pusch
------------------------------------------------------------------------------------------------

/s/ Harmut Weigelt                  Director                               March 31, 2006
----------------------------
Hartmut Weigelt, Ph.D.
------------------------------------------------------------------------------------------------

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005




                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm .................... F-1

Consolidated Balance Sheet ................................................. F-3

Consolidated Statements of Operations and Comprehensive Loss ............... F-4

Consolidated Statements of Stockholders' Equity ............................ F-5

Consolidated Statements of Cash Flows ...................................... F-9

Notes to Consolidated Financial Statements ................................ F-11

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period from November 22, 2000 (Inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and for the period from November 22, 2000 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Squar, Milner, Reehl & Williamson, LLP

March 29, 2006
Newport Beach, California

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $   227,777
     Research supplies inventory                                        112,671
     Prepaid expenses and other current assets                           25,977
                                                                    -----------
                                                                        366,425

PROPERTY AND EQUIPMENT, NET                                             375,172
                                                                    -----------

                                                                    $   741,597
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    87,987
     Accrued licensing fees                                             651,000
                                                                    -----------
                                                                        738,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share; 20,000,000
         shares authorized; no shares issued and outstanding                  -
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 22,379,350 shares issued and
         outstanding                                                     22,380
     Additional paid-in capital                                       4,069,734
     Stock subscriptions receivable                                    (376,671)
     Accumulated other comprehensive income                             218,654
     Deficit accumulated during development stage                    (3,931,487)
                                                                    -----------
                                                                          2,610
                                                                    -----------

                                                                    $   741,597
                                                                    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------
                                  PROTEO, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND COMPREHENSIVE LOSS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
-----------------------------------------------------------------------------------------------


                                                                                   NOVEMBER 22,
                                                                                      2000
                                                                                   (INCEPTION)
                                                                                     THROUGH
                                                                                   DECEMBER 31,
                                                       2005             2004           2005
                                                   ------------    ------------    ------------
REVENUES                                           $          -    $          -    $          -

EXPENSES
     General and administrative                         474,006         366,380       2,628,363
     Research and development, net of grants            765,783         243,871       1,382,487
                                                   ------------    ------------    ------------
                                                      1,239,789         610,251       4,010,850

OTHER INCOME (EXPENSE)
     Interest income                                      1,914           4,688          31,232
     Miscellaneous income, net                           22,094          13,817          91,131
     Unrealized foreign currency transaction
         income (loss)                                   84,000         (48,000)        (43,000)
                                                   ------------    ------------    ------------
                                                        108,008         (29,495)         79,363
                                                   ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS            (1,131,781)       (639,746)     (3,931,487)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               (134,495)         93,186         218,654
                                                   ------------    ------------    ------------

COMPREHENSIVE LOSS                                 $ (1,266,276)   $   (546,560)   $ (3,712,833)
                                                   ============    ============    ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
     SHAREHOLDERS PER COMMON SHARE                 $      (0.05)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                     22,125,000      21,668,000
                                                   ============    ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                      Common Stock           Additional       Stock         Other          During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares        Amount       Capital      Receivable    Income (Loss)      Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE -
     NOVEMBER 22, 2000
     (INCEPTION)                          -   $         -   $         -    $         -    $         -    $         -    $         -
Common stock subscribed at
     $0.001 per share             4,800,000         4,800             -         (4,800)             -              -              -
Common stock issued for cash
     at $3.00 per share              50,000            50       149,950              -              -              -        150,000
Reorganization with Proteo
     Biotech AG                   2,500,000         2,500         6,009              -              -              -          8,509
Net loss                                  -             -             -              -              -        (60,250)       (60,250)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2000            7,350,000         7,350       155,959         (4,800)             -        (60,250)        98,259
Common stock issued for cash
     at $3.00 per share             450,000           450     1,349,550              -              -              -      1,350,000
Cash received for common
     stock subscribed at
     $0.001 per share                     -             -             -          4,800              -              -          4,800

                                                             (continued)

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                      Common Stock           Additional       Stock         Other          During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares        Amount       Capital      Receivable    Income (Loss)      Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Common stock issued for cash
     at $0.40 per share             201,025   $       201   $    80,209    $         -    $         -    $         -    $    80,410
Common stock subscribed at
     $0.40 per share              5,085,487         5,086     2,029,109     (2,034,195)             -              -              -
Common stock issued for cash
     to related parties at
     $0.001 per share             7,200,000         7,200             -              -              -              -          7,200
Other comprehensive loss                  -             -             -              -        (20,493)             -        (20,493)
Net loss                                  -             -             -              -              -       (374,111)      (374,111)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2001           20,286,512        20,287     3,614,827     (2,034,195)       (20,493)      (434,361)     1,146,065
Common stock issued in
     connection with reverse
     merger                       1,313,922         1,314        (1,314)             -              -              -              -
Cash received for common stock
     subscribed at $0.40 per
     share                                -             -             -        406,440              -              -        406,440

                                                             (continued)

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                      Common Stock           Additional       Stock         Other          During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares        Amount       Capital      Receivable    Income (Loss)      Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Other comprehensive income                -   $         -   $         -    $         -    $   116,057    $         -    $   116,057
Net loss                                  -             -             -              -              -     (1,105,395)    (1,105,395)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2002           21,600,434        21,601     3,613,513     (1,627,755)        95,564     (1,539,756)       563,167
Common stock issued for cash
     at $0.60 per share              66,667            67        39,933              -              -              -         40,000
Cash received for common
     stock subscribed at
     $0.40 per share                      -             -             -        387,800              -              -        387,800
Other comprehensive income                -             -             -              -        164,399              -        164,399
Net loss                                  -             -             -              -              -       (620,204)      (620,204)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2003           21,667,101        21,668     3,653,446     (1,239,955)       259,963     (2,159,960)       535,162
Common stock issued for cash
     at $0.40 per share             412,249           412       164,588              -              -              -        165,000

                                                            (continued)

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                         Accumulated     Accumulated
                                      Common Stock           Additional       Stock         Other          During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares        Amount       Capital      Receivable    Income (Loss)      Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Cash received for common
     stock subscribed at
     $0.40 per share                      -   $         -   $         -    $   680,000    $         -    $         -    $   680,000
Other comprehensive income
                                          -             -             -              -         93,186              -         93,186
Net loss                                  -             -             -              -              -       (639,746)      (639,746)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2004           22,079,350        22,080     3,818,034       (559,955)       353,149     (2,799,706)       833,602
Common stock subscribed at
     $0.84 per share                300,000           300       251,700       (252,000)             -              -              -
Cash received for common
     stock subscribed at
     $0.40 per share                      -             -             -        435,284              -              -        435,284
Other comprehensive income
                                          -             -             -              -       (134,495)             -       (134,495)
Net loss                                  -             -             -              -              -     (1,131,781)    (1,131,781)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE -
     DECEMBER 31, 2005           22,379,350   $    22,380   $ 4,069,734    $  (376,671)   $   218,654    $(3,931,487)   $     2,610
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





---------------------------------------------------------------------------------------------------------------
                                          PROTEO, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                          FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
---------------------------------------------------------------------------------------------------------------

                                                                                                   NOVEMBER 22,
                                                                                                      2000
                                                                                                   (INCEPTION)
                                                                                                     THROUGH
                                                                                                   DECEMBER 31,
                                                                       2005            2004            2005
                                                                   ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (1,131,781)   $   (639,746)   $ (3,931,487)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                                      49,063          51,978         167,716
       Unrealized foreign currency transaction
         (gain) loss                                                    (84,000)         48,000          43,000
     Changes in operating assets and liabilities:
         Research supplies inventory                                    (81,694)          7,748        (121,987)
         Prepaid expenses and other current assets                       13,040          (9,704)        (27,510)
         Accounts payable and accrued liabilities                        58,335         (26,855)         71,476
         Accrued licensing fees                                         135,000         138,000         608,000
                                                                   ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,042,037)       (430,579)     (3,190,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                   (14,100)        (82,835)       (601,728)
Cash of reorganized entity                                                    -               -          27,638
                                                                   ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (14,100)        (82,835)       (574,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        -         165,000       1,792,610
Proceeds for subscribed stock                                           435,284         680,000       1,914,324
                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               435,284         845,000       3,706,934

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                          (67,424)         93,186         285,725
                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                        (688,277)        424,722         227,777

CASH - beginning of period                                              916,054         491,282               -
                                                                   ------------    ------------    ------------

CASH - end of period                                               $    227,777    $    916,054    $    227,777
                                                                   ============    ============    ============

                                                  (continued)

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



---------------------------------------------------------------------------------------------------------------
                                          PROTEO, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                          FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2005
---------------------------------------------------------------------------------------------------------------

                                                                                                   NOVEMBER 22,
                                                                                                      2000
                                                                                                   (INCEPTION)
                                                                                                     THROUGH
                                                                                                   DECEMBER 31,
                                                                       2005            2004            2005
                                                                   ------------    ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Common stock issued for subscriptions receivable                   $    252,000    $          -    $  1,627,755
                                                                   ============    ============    ============

Net assets (excluding cash) of reorganized entity
     received in exchange for equity securities                    $          -    $          -    $      8,509
                                                                   ============    ============    ============


See the accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2005 and 2004, and for the period from November 22,
2000 (Inception) through December 31, 2005.



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                     F-10

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Proteo, Inc. (formerly TriVantage Group, Inc.) and Proteo Marketing, Inc. ("PMI"), a Nevada corporation which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG, ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc.'s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "PTEO.OB".

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RISKS AND UNCERTAINTIES

The Company's line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are in vivo products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2005 due to their short-term nature.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expenses and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount was $218,654 at December 31, 2005.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a licensing agreement (see Note 5) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchange gains or losses during the years ended December 31, 2005 and 2004.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange gains (losses) of approximately $84,000 and $(48,000) for the years ended December 31, 2005 and 2004, respectively.

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

RESEARCH SUPPLIES INVENTORY

Research supplies inventory is stated at cost, and is entirely comprised of research supplies and materials that are expensed as consumed.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Statements Board ("FASB") issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2005, management believes that no impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's future products or services will develop, which could result in impairment of long-lived assets in the future.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that once significant revenues are generated, the Company's revenue recognition accounting policies will conform to SAB No. 104.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2005, the Company has not granted any stock options, stock warrants, or adopted any stock option plan.

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2005 and 2004. Additionally, for purposes of calculating diluted loss per common share, there were no adjustments to net loss. See Note 6 for additional information.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatory redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatory redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during 2003. The adoption of this pronouncement did not have a material impact on the Company's results of operations and/or financial condition.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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


2.   PROPERTY AND EQUIPMENT

Property and equipment, all located in Kiel, Germany, consist of the following at December 31, 2005:

Technical and laboratory equipment                   $   340,785
Plant                                                    175,036
Leasehold improvements                                     4,404
Office equipment                                          22,541
                                                     -----------
                                                         542,766
Less accumulated depreciation and amortization          (167,594)
                                                     -----------
                                                     $   375,172
                                                     ===========


3.   STOCKHOLDERS' EQUITY

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In November 2000, the Company sold and issued 4,800,000 shares of restricted common stock at $0.001 per share for $4,800 in cash, which was received in fiscal 2001; therefore the issuance was accounted for as a stock subscription receivable at December 31, 2000. During the year ended December 31, 2001, the Company sold and issued an additional 7,200,000 shares of common stock to related parties at $0.001 per share for $7,200 in cash.

In November 2000, the Company sold and issued 50,000 shares of restricted common stock at $3.00 per share for $150,000 in cash.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

3.   STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (continued)

In December 2000, the Company issued 2,500,000 shares of restricted common stock in connection with the reorganization and stock exchange agreement with PBAG (see "Nature of Business" in Note 1).

During the year ended December 31, 2001, the Company issued and sold 450,000 shares of restricted common stock at $3.00 per share to Euro-American GmbH for $1,350,000 in cash.

During the year ended December 31, 2001, the Company entered into a subscription agreement and note receivable for 6,000,000 shares of the Company's restricted common stock with Euro-American GmbH, valued at $2,400,000. During the year ended December 31, 2001, 5,286,512 shares of Company common stock were issued under such subscription, of which approximately $435,000, $680,000, and $794,000 was received against this receivable during the years ended December 31, 2005, 2004, and the period from Inception through December 31, 2003, respectively. In May 2003, FID-Esprit AG ("FID-Esprit") assumed the common stock subscription agreement with Euro-American GmbH. The Company received the outstanding balance in installments through March 28, 2006.

During the year ended December 31, 2002, the Company issued 1,313,922 shares of restricted common stock in conjunction with the reverse merger with PMI (see "Nature of Business" in Note 1).

Additionally, the Company entered into a common stock purchase agreement with FID-Esprit to purchase up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company agreed to sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. The agreement expired on December 31, 2004. During the years ended December 31, 2004 and 2003, the Company issued 412,249 and 66,667 shares, respectively, at $0.40 and $0.60 per share, respectively, for cash. Such agreement was not renewed after December 31, 2004.

In November 2005, the Company entered into a common stock purchase agreement with FID-Esprit to sell 300,000 of the Company's restricted common shares at $0.84 per share, or $252,000. Concurrent with such transaction, FID-Esprit issued a promissory note to the Company for $252,000 to be paid in four installments of $63,000 each, due on March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

3.   STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of non-voting, no par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. No preferred stock has been issued as of December 31, 2005.


4.   INCOME TAX PROVISION

There is no material income tax expense recorded for the years ended December 31, 2005 and 2004, due to the Company's net losses.

Income tax expense for the years ended December 31, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                          2005          2004
                                                       ----------    ----------
Income tax benefit at U.S. federal statutory rates     $ (385,000)   $ (218,000)
Change in valuation allowance                             385,000       218,000
State and local income taxes, net of federal income
    tax effect                                                800           800
                                                       ----------    ----------
                                                       $      800    $      800
                                                       ==========    ==========

The Company has a deferred tax asset and like amount of valuation allowance of approximately $1,005,000 at December 31, 2005, relating primarily to tax net operating loss carryforwards.

As of December 31, 2005, the Company had tax net operating loss carryforwards ("NOLs") of approximately $632,000 and $2,588,000 available to offset future taxable Federal and foreign income, respectively. The federal carryforward expires in varying years through 2023. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

5.   COMMITMENTS AND CONTINGENCIES

GRANTS

In 2001, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 790,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant, as amended, covered the period from February 1, 2001 to March 31, 2004 if certain milestones were reached by November 15 of each year, with a possible extension as defined in the agreement. The Company qualified for and received grant funds approximating 289,000 Euros in 2003 ($328,000) and nil under this grant in 2004. Such amounts have been reported as a reduction of research and development expenses in the year of receipt. During the term of this Grant, the Company received 100% of the expected funds.

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

The Company qualified to receive approximately 250,000 Euros and 150,000 Euros (approximately $310,000 and $185,000, respectively) of the New Grant in 2005 and 2004, respectively. Grant funds approximating 181,000 Euros and 137,000 Euros ($225,000 and $171,000, respectively) have been received and reported as a reduction of research and development expenses for the years ended December 31, 2005 and 2004. As of December 31, 2005, management believes that all milestones required by the New Grant have been satisfied.

Subsequent to year-end, the New Grant was modified so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in
2007.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

5.   COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT

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

At December 31, 2005, the Company has accrued $651,000 of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of December 31, 2005, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 and 2005 payments to 2006. Expense related to such license totaling $135,000, $138,000, and $608,000 is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2005 and 2004, and for the period November 22, 2000 (inception) to December 31, 2005, respectively. Additionally, unrealized foreign currency transaction gains (losses) related to accrued licensing fees, totaling $84,000 and $(48,000), were recorded during the years ended December 31, 2005 and 2004, respectively. No royalty expense has been recognized under the agreement since the Company has yet to generate any related revenues.

On October 4, 1999, Dr. Wiedow and AstraZeneca PLC (formerly Zeneca Limited) entered into an agreement to assign all patents and technology to Dr. Wiedow in exchange for a royalty of 2% of any future net sales from such patents and technology. The Company, under its December 30, 2000 licensing agreement with Dr. Wiedow discussed above, assumed such 2% royalty obligation.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

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

EUROGENTEC AGREEMENT

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium contract manufacturing organization, for the production of the Company's product Elafin for clinical trials according to Good Manufacturing Practices. Such agreement will require payments approximating 400,000 Euros (approximately $500,000), payable upon the attainment of achieved milestones between April 2005 and July 2005. All milestones were achieved, and the related expense is included in research and development in the accompanying statements of operations and comprehensive loss.

IKP AGREEMENT

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros (approximately $145,000), payable upon the attainment of achieved milestones. This contact was substantially complete as of December 31, 2005, and the related expense has been included in research and development in the accompanying statements of operations and comprehensive loss.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

5.   COMMITMENTS AND CONTINGENCIES (continued)

LEASES (continued)

Future minimum rental payments under non-cancelable operating leases, in Euros and equivalent U.S. dollars (based on the December 31, 2005 exchange rate), approximate the following for the years ending December 31:

                                      (EURO)           $
                                  --------------  ----------

2006                              (euro)  25,000  $   30,000
2007                                      25,000      30,000
2008                                      25,000      30,000
2009                                      25,000      30,000
2010                                      17,000      20,000
Thereafter                                17,000      20,000
                                  --------------  ----------

                                  (euro) 134,000  $  160,000
                                  ==============  ==========

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2005 and 2004, and for the period November 22, 2000 (inception) to December 31, 2005 approximated $44,000, $42,000 and $212,000, respectively.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------

6.   LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2005 and 2004:

                                                                  2005            2004
                                                              ------------    ------------
Numerator for basic and diluted loss per common share:
     Net loss charged to common stockholders                  $ (1,131,781)   $   (639,746)

Denominator for basic and diluted loss per common share:
     Weighted average number of common shares                   22,125,000      21,668,000
                                                              ------------    ------------
Basic and diluted loss per common share                       $      (0.05)   $      (0.03)
                                                              ============    ============