Form 10QSB
period 2006-03-31
PROTEO INC
filed 2006-05-15
CIK 1063104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-QSB

                          ----------------------------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No . |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                NUMBER OF SHARES OUTSTANDING
------------------------------              ---------------------------------
Common Stock, $0.001 par value              22,379,350 shares of common stock
                                                   as of May 12, 2006

Transitional Small Business Disclosure Format
(Check one):
Yes |_|   No |X|.

                                        PROTEO, INC.
                                       AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)

                                     TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:                                      1

     Unaudited Condensed Consolidated Balance Sheet as of March 31, 2006                  1

     Unaudited Condensed Consolidated Statements of Operations and Comprehensive
     Loss for the Three-month Periods Ended March 31, 2006 and 2005, and for the
     Period From November 22, 2000 (Inception) Through March 31, 2006                     2

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three-month Periods Ended March 31, 2006 and 2005, and for the Period From
     November 22, 2000 (Inception) Through March 31, 2006                                 3

     Notes to Unaudited Condensed Consolidated Financial Statements                       4

Item 2. Management's Discussion and Analysis or Plan of Operations                       11

Item 3. Controls and Procedures                                                          14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                15

Item 2. Changes in Securities                                                            15

Item 3. Defaults Upon Senior Securities                                                  15

Item 4. Submission of Matters to a Vote of Security Holders                              15

Item 5. Other Information                                                                15

Item 6. Exhibits                                                                         16

SIGNATURES                                                                               17



----------------------------------------------------------------------------------------------

                                  PROTEO, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2006

----------------------------------------------------------------------------------------------

                                           UNAUDITED


                                             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                    $   209,347
     Research supplies inventory                                                      114,878
     Prepaid expenses and other current assets                                         24,594
                                                                                  -----------
                                                                                      348,819

PROPERTY AND EQUIPMENT, NET                                                           370,820
                                                                                  -----------

                                                                                  $   719,639
                                                                                  ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                     $    42,342
     Accrued licensing fees                                                           697,000
                                                                                  -----------
                                                                                      739,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.001 per share; 10,000,000
         shares authorized; no shares issued and outstanding                               --
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 22,379,350 shares issued and
         outstanding                                                                   22,380
     Additional paid-in capital                                                     4,069,734
     Stock subscriptions receivable                                                  (268,714)
     Accumulated other comprehensive income                                           232,285
     Deficit accumulated during development stage                                  (4,075,388)
                                                                                  -----------
                                                                                       19,703
                                                                                  -----------

                                                                                  $   719,639
                                                                                  ===========

----------------------------------------------------------------------------------------------
PAGE 1            SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



-----------------------------------------------------------------------------------------------------------

                                        PROTEO, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2006

-----------------------------------------------------------------------------------------------------------

                                                 UNAUDITED


                                                                                               NOVEMBER 22,
                                                                                                   2000
                                                           THREE-MONTHS      THREE-MONTHS      (INCEPTION)
                                                               ENDED             ENDED           THROUGH
                                                             MARCH 31,         MARCH 31,         MARCH 31,
                                                               2006              2005              2006
                                                           ------------      ------------      ------------

REVENUES                                                   $         --      $         --      $         --
                                                           ------------      ------------      ------------

EXPENSES
     General and Administrative                                  90,821           117,678         2,719,184
     Research and Development, net of grants                     42,884            59,721         1,425,371
                                                           ------------      ------------      ------------
                                                                133,705           177,399         4,144,555
                                                           ------------      ------------      ------------

INTEREST AND OTHER INCOME (EXPENSE)                             (10,196)           35,768            69,167
                                                           ------------      ------------      ------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)                    (143,901)         (141,631)       (4,075,388)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                         13,631           (75,100)          232,285
                                                           ------------      ------------      ------------

COMPREHENSIVE LOSS                                         $   (130,270)     $   (216,731)     $ (3,843,103)
                                                           ============      ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO COMON STOCKHOLDERS
     PER COMMON SHARE                                      $      (0.01)     $      (0.01)
                                                           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         22,379,350        22,079,350
                                                           ============      ============


-----------------------------------------------------------------------------------------------------------
PAGE 2                         SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



-----------------------------------------------------------------------------------------------------

                                     PROTEO, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005, AND
               FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2006

-----------------------------------------------------------------------------------------------------

                                              UNAUDITED


                                                                                         NOVEMBER 22,
                                                                                             2000
                                                       THREE-MONTHS     THREE-MONTHS     (INCEPTION)
                                                           ENDED            ENDED          THROUGH
                                                         MARCH 31,        MARCH 31,       MARCH 31,
                                                           2006             2005            2006
                                                       -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (143,901)     $  (141,631)     $(4,075,388)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                           11,650           12,310          179,366
     Unrealized foreign transaction loss (gain)             13,000          (32,000)          56,000
     Changes in operating assets and liabilities:
         Research supplies inventory                            --            2,150         (121,987)
         Prepaid expenses and other current assets           1,886          (10,046)         (25,624)
         Accounts payable and accrued liabilities          (47,173)          48,311           24,303
         Accrued licensing fees                             33,000           36,000          641,000
                                                       -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                     (131,538)         (84,906)      (3,322,330)
                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                           --             (830)        (601,728)
Cash of reorganized entity                                      --               --           27,638
                                                       -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                           --             (830)        (574,090)
                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          --               --        1,792,610
Proceeds for subscribed stock                              107,957           40,000        2,022,281
                                                       -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  107,957           40,000        3,814,891
                                                       -----------      -----------      -----------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH           5,151          (75,100)         290,876
                                                       -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH                            (18,430)        (120,836)         209,347

CASH AND CASH EQUIVALENTS - beginning of period            227,777          916,054               --
                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS - end of period              $   209,347      $   795,218      $   209,347
                                                       ===========      ===========      ===========


-----------------------------------------------------------------------------------------------------
PAGE 3                   SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

--------------------------------------------------------------------------------


1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 and for the period from November 22, 2000 (Inception) through March 31, 2006. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005 and for the period from November 22, 2000 (Inception) through March 31, 2006, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.

The results of operations for the three-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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


--------------------------------------------------------------------------------
PAGE 4

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

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


--------------------------------------------------------------------------------
PAGE 5

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the Notes to the December 31, 2005 consolidated financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that are required to be adopted during the year ending December 31, 2006 did not have, or are not expected by management to have, a significant impact on the Company's consolidated financial statements.


--------------------------------------------------------------------------------
PAGE 6

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

--------------------------------------------------------------------------------


2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the three-month periods ended March 31, 2006 and March 31, 2005, the Company received $107,957 and $40,000, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2006 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the three-month period ended March 31, 2006, nor have any stock options been granted from inception to-date.


3.  LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2006 and 2005. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.


4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $232,000 at March 31, 2006.


--------------------------------------------------------------------------------
PAGE 7

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

--------------------------------------------------------------------------------



5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the three-month periods ended March 31, 2006 and 2005.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange gains (losses) of approximately $(13,000) and $32,000 for the three-months ended March 31, 2006 and 2005, respectively.


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


--------------------------------------------------------------------------------
PAGE 8

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

--------------------------------------------------------------------------------


7. GRANTS (continued)

The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs. During the three-month period ended March 31, 2006, the New Grant was modified so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in 2007. Grant funds approximating 57,000 and 60,000 Euros ($68,000 and $79,000, respectively) have been recorded as a reduction of research and development expenses for the three-month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, management believes that all milestones required by the New Grant have been satisfied.


8.  LICENSE AGREEMENT

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

At March 31, 2006, the Company has accrued $697,000 (557,500 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of March 31, 2006, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 and 2005 payments to later in 2006.


--------------------------------------------------------------------------------
PAGE 9

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2006

--------------------------------------------------------------------------------


9.  LEGAL CONTINGENCY

The Company's German subsidiary PBAG was sued and served with a summons in February 2006 by its former President and CEO Walter J. Thomsen, whose employment was terminated effective as of November 7, 2005. The suit was filed in Germany. Mr. Thomsen is seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company. If successful, Mr. Thomsen would then likely seek damages for such early termination. The Company intends to vigorously defend against this claim as it believes that just cause supported Mr. Thomsen's termination. Mr. Thomsen's second action is referred to an "Urkundsprozess," a German legal procedure where any claim and any defense against such claim may be proven only by written documents. Such procedure may result in a preliminary judgment reserving the loosing party the right to pursue its rights in a regular procedure. In this second proceeding, Mr. Thomsen claims lost salary for November and December of 2005 and January and February of 2006, aggregating approximately 28,000 Euros (approximately $33,000). In April 2006, the Company forfeited in this preliminary proceeding and will be forced to provide a security deposit covering the claims and the proceeding costs totaling approximately 32,000 Euros (approximately $40,000) until a final judgment has been entered in the regular proceeding. The Company intends to vigorously defend itself in such proceeding.


--------------------------------------------------------------------------------
PAGE 10

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

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents, and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least four years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage.


--------------------------------------------------------------------------------
PAGE 11

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

A necessary pre-requisite for the commencement of clinical trials was the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO) for the production of a required amount of Elafin according to GMP Standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the upcoming clinical trials has to comply with a large number of rules and regulations. Eurogentec is complete with its required production run of Elafin.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,083,000 from the sale of 18,565,428 shares of our common stock, of which 5,085,487 shares and 300,000 shares have been sold at $0.40 per share and at $0.84 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000 and of $252,000, respectively. Approximately $269,000 is owed to us at March 31, 2006 under such subscription agreements.

In May 2004, PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones


--------------------------------------------------------------------------------
PAGE 12
have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We received approximately 57,000 Euros (approximately $68,000) under the new grant in the first quarter of 2006. We reasonably believe that all milestones required by the new grant had been satisfied as of March 31, 2006. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $209,000 as of March 31, 2006. This is a significant decrease over the March 31, 2005 cash balance of approximately $795,000. The decrease is due in large part to expenses for research and development related to Elafin production under GMP and on Phase I clinical trial incurred in between March 31, 2005 and March 31, 2006.

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

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros, payable upon the attainment of achieved milestones, which were achieved during the fourth quarter of 2005.
The Company incurred expenses approximating 31,000 Euros (approximately $37,000) under this contract during the three-month period ended March 31, 2006.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.


--------------------------------------------------------------------------------
PAGE 13

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditor's Report included in our Form 10-KSB for the year ended December 31, 2005 that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

CAPITAL EXPENDITURES

None significant.


ITEM 3.  CONTROLS AND PROCEDURES

Birge Bargmann, the Company's new principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


--------------------------------------------------------------------------------
PAGE 14

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company's German subsidiary PBAG was sued and served with a summons in late February 2006 by its former President and CEO Walter J. Thomsen whose employment was terminated effective as of November 7, 2005. The suit was filed in the court Landgericht Kiel, Germany. Mr. Thomsen is seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company. If successful, Mr. Thomsen would then likely seek damages for such early termination. The Company intends to vigorously defend against this claim as it believes that just cause supported Mr. Thomsen's termination. Mr. Thomsen's second action is referred to as an "Urkundsprozess", i.e. a legal procedure where any claim and any defense against such claim may be proven only by written documents. Such procedure may result in a preliminary judgment reserving the loosing party the right to pursue its rights in a regular procedure. In this second proceeding, Mr. Thomsen claims lost salary for November and December of 2005 and January and February of 2006, aggregating approximately EURO 28,000 (or USD $33,000). In April 2006, the Company forfeited in this preliminary proceeding and will be forced to provide a security deposit covering the claims and the proceeding costs totaling approximately (euro)32,000 (approximately $40,000) until a final judgment has been entered in the regular proceeding. The Company intends to vigorously defend itself in such proceeding.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


--------------------------------------------------------------------------------
PAGE 15

ITEM 6.  EXHIBITS.

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


--------------------------------------------------------------------------------
PAGE 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PROTEO, INC.

Dated: May 15, 2006

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


--------------------------------------------------------------------------------
PAGE 17