Form 10QSB
period 2006-06-30
PROTEO INC
filed 2006-08-11
CIK 1063104

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

                  For the quarterly period ended June 30, 2006

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                       NUMBER OF SHARES OUTSTANDING
     ------------------------------    ----------------------------------------------------
     Common Stock, $0.001 par value    22,379,350 shares of common stock as August 10, 2006

    Transitional Small Business Disclosure Format (Check one):Yes |_|    No |X|.

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

     Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006      F-1

     Unaudited Condensed Consolidated Statements of Operations and
     Comprehensive Loss for the Three-month and Six-month Periods Ended
     June 30, 2006 and 2005, and for the Period From November 22, 2000
     (Inception) Through June 30, 2006                                       F-2

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Six-month Periods Ended June 30, 2006 and 2005, and for the Period
     From November 22, 2000 (Inception) Through June 30, 2006                F-3

     Notes to Unaudited Condensed Consolidated Financial Statements          F-4

Item 2. Management's Discussion and Analysis or Plan of Operations             3

Item 3. Controls and Procedures                                                6

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                      7

Item 2. Changes in Securities                                                  7

Item 3. Defaults Upon Senior Securities                                        7

Item 4. Submission of Matters to a Vote of Security Holders                    7

Item 5. Other Information                                                      7

Item 6. Exhibits                                                               8

SIGNATURES                                                                     8

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
--------------------------------------------------------------------------------
                                    Unaudited

                                     ASSETS

Current Assets
     Cash and cash equivalents                                      $   208,913
     Research supplies inventory                                         84,144
     Prepaid expenses and other current assets                           74,008
                                                                    -----------
                                                                        367,065

Property and Equipment, net                                             394,288
                                                                    -----------

                                                                    $   761,353
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued liabilities                       $    25,266
     Accrued licensing fees                                             759,000
                                                                    -----------
                                                                        784,266

Commitments and Contingencies

Stockholders' Deficit
     Preferred stock, par value $0.001 per share; 10,000,000
         shares authorized; no shares issued and outstanding                  -
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 22,379,350 shares issued and
         outstanding                                                     22,380
     Additional paid-in capital                                       4,069,734
     Stock subscriptions receivable                                    (189,375)
     Accumulated other comprehensive income                             245,349
     Deficit accumulated during development stage                    (4,171,001)
                                                                    -----------
                                                                        (22,913)
                                                                    -----------

                                                                    $   761,353
                                                                    ===========


See accompanying notes to these condensed consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                               For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005
                             And for the Period From November 22, 2000 (Inception) Through June 30, 2006

------------------------------------------------------------------------------------------------------------------------------------
                                                              Unaudited
                                                                                                                      November 22,
                                                Three-Months    Three-Months      Six-Months        Six-Months      2000 (Inception)
                                                Ended June 30,  Ended June 30,   Ended June 30,    Ended June 30,   Through June 30,
                                                     2006            2005             2006              2005             2006

REVENUES                                        $          -    $          -     $          -      $          -      $          -
                                                ------------    ------------     ------------      ------------      ------------

EXPENSES
  General and Administrative                          76,626         105,977          167,447           404,553         2,795,810
  Research and Development, net of grants             (3,477)        344,832           39,407           223,655         1,421,894
                                                ------------    ------------     ------------      ------------      ------------
                                                      73,149         450,809          206,854           628,208         4,217,704
                                                ------------    ------------     ------------      ------------      ------------

INTEREST AND OTHER INCOME (EXPENSE)                  (22,464)         46,409          (32,660)           82,177            46,703
                                                ------------    ------------     ------------      ------------      ------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)          (95,613)       (404,400)        (239,514)         (546,031)       (4,171,001)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS              16,724         (64,216)          43,419          (139,316)          245,349
                                                ------------    ------------     ------------      ------------      ------------

COMPREHENSIVE LOSS                              $    (78,889)   $   (468,616)    $   (196,095)     $   (685,347)     $ (3,925,652)
                                                ============    ============     ============      ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO
  COMON STOCKHOLDERS
     PER COMMON SHARE                           $      (0.00)   $      (0.02)    $      (0.01)     $      (0.03)
                                                ============    ============     ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              22,379,350      22,079,350       22,379,350        22,079,350
                                                ============    ============     ============      ============


                            See accompanying notes to these condensed consolidated financial statements.




----------------------------------------------------------------------------------------------------
                                     PROTEO, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Six-Month Periods Ended June 30,
                           2006 and 2005, and For the Period From November
                             22, 2000 (Inception) Through June 30, 2006

----------------------------------------------------------------------------------------------------
                                              Unaudited
                                                                                        November 22,
                                                                                            2000
                                                        Six-Months       Six-Months     (Inception)
                                                      Ended June 30,   Ended June 30,   Through June
                                                           2006             2005          30, 2006
                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (239,514)     $  (546,031)     $(4,171,001)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                           27,806           24,132          195,522
     Unrealized foreign transaction loss (gain)             40,000           72,000           83,000
     Changes in operating assets and liabilities:
         Research supplies inventory                         9,944            4,660         (112,043)
         Prepaid expenses and other current assets         (45,538)          (1,170)         (73,048)
         Accounts payable and accrued liabilities          (66,597)          34,393            4,879
         Accrued licensing fees                             68,000          (75,000)         676,000
                                                       -----------      -----------      -----------
Net cash used in operating activities                     (205,899)        (487,016)      (3,396,691)
                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                            -           (6,863)        (601,728)
Cash of reorganized entity                                       -                -           27,638
                                                       -----------      -----------      -----------
Net cash used in investing activities                            -           (6,863)        (574,090)
                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                           -                -        1,792,610
Proceeds for subscribed stock                              187,296          200,076        2,101,620
                                                       -----------      -----------      -----------
Net cash provided by financing activities                  187,296          200,076        3,894,230
                                                       -----------      -----------      -----------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH            (261)        (139,316)         285,464
                                                       -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH                            (18,864)        (433,119)         208,913

CASH AND CASH EQUIVALENTS - beginning of period            227,777          916,054                -
                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS - end of period              $   208,913      $   482,935      $   208,913
                                                       ===========      ===========      ===========


            See accompanying notes to these condensed consolidated financial statements.


                                                F-3

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the six-month periods ended June 30, 2006 and 2005 and for the period from November 22, 2000 (Inception) through June 30, 2006. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month periods ended June 30, 2006 and 2005 and for the period from November 22, 2000 (Inception) through June 30, 2006, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

2. STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the six-month periods ended June 30, 2006 and 2005, the Company received $187,296 and $200,076, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2006 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the six-month period ended June 30, 2006, nor have any stock options been granted from inception to-date.

3. LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2006 and 2005. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $245,000 at June 30, 2006.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the six-month periods ended June 30, 2006 and 2005.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange losses of approximately ($40,000) and ($139,000) for the six-months ended June 30, 2006 and 2005, respectively.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

7. GRANTS (continued)

The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26% of the costs. During the three-month period ended March 31, 2006, the New Grant was modified so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in 2007. Grant funds approximating 141,000 and 120,000 Euros ($177,000 and $154,000, respectively) have been recorded as a reduction of research and development expenses for the six-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, management believes that all milestones required by the new grant have been satisfied.

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

At June 30, 2006, the Company has accrued $759,000 (605,000 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of June 30, 2006, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 and 2005 payments to later in 2006.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2006
--------------------------------------------------------------------------------

9. LEGAL CONTINGENCY

The Company's German subsidiary PBAG was sued and served with a summons in February 2006 by its former President and CEO Walter J. Thomsen, whose employment was terminated effective as of November 7, 2005. The suit was filed in Germany. Mr. Thomsen is seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company. If successful, Mr. Thomsen would then likely seek damages for such early termination, which are currently estimated to approximate 100,000 euros. The Company intends to vigorously defend against this claim as it believes that just cause supported Mr. Thomsen's termination. Mr. Thomsen's second action is referred to an "Urkundsprozess," a German legal procedure where any claim and any defense against such claim may be proven only by written documents. Such procedure generally only results in a preliminary judgment reserving the loosing party the right to pursue its rights in a regular procedure. In this second proceeding, Mr. Thomsen claims lost salary for November and December of 2005 and January and February of 2006, aggregating approximately 28,000 Euros (approximately $33,000). In April 2006, the Company forfeited in this preliminary proceeding and was forced to provide a security deposit covering the claims and the proceeding costs totaling approximately 32,000 Euros (approximately $40,000) until a final judgment has been entered in the regular proceeding. Such amount is included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet. The Company intends to vigorously defend itself in such proceeding; however, the Company cannot reasonably predict the outcome of the proceeding and may be held liable for damages.

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

PLAN OF OPERATIONS

The Company specializes in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of reperfusion injuries due to myocardial infarction, severe injuries, transplantation or other tissue damage occurring on restoring blood circulation. Additionally, further studies in animals have shown that Elafin may be effective in the treatment of other diseases, particularly of pulmonary diseases such as pulmonary hypertension, chronic obstructive pulmonary disease (COPD) and cystic fibrosis. Due to its mode of action Elafin may also have potential in the treatment of SIRS, acute pancreatitis, periodontitis and wound healing, and as well may be useful in medical device coating and as ingredient of so-called cosmeceuticals.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents, and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least four years to achieve first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. Further, the Company intends to develop proprietary products targeting rare diseases as pulmonary hypertension, and cystic fibrosis, so-called orphan drugs. Orphan drug status in the US and in Europe provide eased drug approval procedures and protected market access for up to seven years and for up to ten years, respectively. However, there can be no assurance that the Company will achieve orphan drug status in the US or Europe, nor that the Company will be able to develop marketable drugs for the treatment of such rare diseases.

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

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol [e.g. with healthy young men]. In November 2005 we commenced, and in December 2005, we successfully completed a first Phase I trial for Elafin. Elafin was tested on 32 healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate tolerability and safety at the IKP in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred. However, we cannot be assured of the same results will be received in a later Phase or with a larger test population.

In 2006, the Company has gathered and evaluated additional data from the results of the Phase I study, and is in the process of planning a clinical Phase II trial. Also, we are preparing an application to achieve orphan drug status in the European markets for Elafin to be used in the treatment of a specific rare disease. Further, we established a procedure to incorporate Elafin as an active ingredient in cream.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,083,000 from the sale of 18,565,428 shares of our common stock, of which 5,085,487 shares and 300,000 shares have been sold at $0.40 per share and at $0.84 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000 and of $252,000, respectively. Approximately $190,000 is owed to us at June 30, 2006 under such subscription agreements.

In May 2004, PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We received approximately 130,000 Euros (approximately $159,000) for the six-month period and 73,000 Euros (approximately $91,000) for the three-month period ended June 30, 2006, respectively, under the new grant, and qualified for an additional 11,500 Euros (approximately $14,500), which we have recorded as a receivable at period end. We reasonably believe that all milestones required by the new grant had been satisfied as of June 30, 2006. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $209,000 as of June 30, 2006. This is a significant decrease over the June 30, 2005 cash balance of approximately $483,000. The decrease is due in large part to expenses for research and development related to Elafin production under GMP and on Phase I clinical trial incurred in between June 30, 2005 and June 30, 2006.

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

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros, payable upon the attainment of achieved milestones, which were achieved during the fourth quarter of 2005. The Company incurred expenses approximating 31,000 Euros (approximately $37,000) under this contract during the six-month period, and no expenses during the three-month period ended June 30, 2006.

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

CAPITAL EXPENDITURES

None significant.


ITEM 3.  CONTROLS AND PROCEDURES

Birge Bargmann, the Company's principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company's German subsidiary PBAG was sued and served with a summons in late February 2006 by its former President and CEO Walter J. Thomsen whose employment was terminated effective as of November 7, 2005. The suit was filed in the court Landgericht Kiel, Germany. Mr. Thomsen is seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company. If successful, Mr. Thomsen would then likely seek damages for such early termination. The Company intends to vigorously defend against this claim as it believes that just cause supported Mr. Thomsen's termination. Mr. Thomsen's second action is referred to as an "Urkundsprozess", i.e. a legal procedure where any claim and any defense against such claim may be proven only by written documents. Such procedure may result in a preliminary judgment reserving the loosing party the right to pursue its rights in a regular procedure. In this second proceeding, Mr. Thomsen claims lost salary for November and December of 2005 and January and February of 2006, aggregating approximately EURO 28,000 (or USD $33,000). In April 2006, the Company forfeited in this preliminary proceeding and will be forced to provide a security deposit covering the claims and the proceeding costs totaling approximately (euro)32,000 (approximately $40,000) until a final judgment has been entered in the regular proceeding. The Company intends to vigorously defend itself in such proceeding; however, we cannot reasonably predict the outcome of the proceeding and may be held liable for damages.

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

Dated: August 11, 2006

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