Form 10QSB
period 2006-09-30
PROTEO INC
filed 2006-11-14
CIK 1063104

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

                           For the quarterly period ended September 30, 2006

                                                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______________ to ______________

                        Commission file number 000-32849

                                  PROTEO, INC.
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

         Issuer's telephone number, including area code: (949) 253-4616

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                            NUMBER OF SHARES OUTSTANDING
--------------------------------    --------------------------------------------
Common Stock, $0.001 par value       22,379,350 shares of common stock as
                                     November 10, 2006

Transitional Small Business Disclosure Format
(Check one):
Yes |_|    No |X|.

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet as of
         September 30, 2006                                                   1

         Unaudited Condensed Consolidated Statements of Operations
         and Comprehensive Loss for the Nine-month Periods Ended
         September 30, 2006 and 2005, and for the Period From
         November 22, 2000 (Inception) Through September 30, 2006             2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine-month Periods Ended September 30, 2006 and 2005, and for the Period From November 22, 2000 (Inception) Through
         September 30, 2006                                                   3

         Notes to Unaudited Condensed Consolidated Financial Statements       4

Item 2.  Management's Discussion and Analysis or Plan of Operations          11

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits                                                            16

SIGNATURES                                                                   17


------------------------------------------------------------------------------------------

                                PROTEO, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2006

------------------------------------------------------------------------------------------

                                         UNAUDITED

                                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                            $      231,799
     Research supplies inventory                                                  85,063
     Prepaid expenses and other current assets                                    51,665
                                                                          ----------------
                                                                                 368,527

PROPERTY AND EQUIPMENT, NET                                                      385,839
                                                                          ----------------

                                                                          $      754,366
                                                                          ================

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                             $       51,194
     Accrued licensing fees                                                      803,000
     Settlement liability                                                         86,526
                                                                          ----------------
                                                                                 940,720

MINORITY INTEREST                                                                 63,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $0.001 per share;
         10,000,000 shares authorized; no shares issued and
         outstanding                                                                   -
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 22,379,350 shares issued and
         outstanding                                                              22,380
     Additional paid-in capital                                                4,069,734
     Stock subscriptions receivable                                             (150,991)
     Accumulated other comprehensive income                                      250,372
     Deficit accumulated during development stage                             (4,441,320)
                                                                          ----------------
                                                                                (249,825)
                                                                          ----------------

                                                                          $      754,366
                                                                          ================

------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------

                                                  PROTEO, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    AND COMPREHENSIVE LOSS
                         FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                       AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2006

-----------------------------------------------------------------------------------------------------------------------------

                                                           UNAUDITED

                                                                                                                 NOVEMBER 22,
                                                                                                                    2000
                                                THREE-MONTHS    THREE-MONTHS    NINE-MONTHS     NINE-MONTHS      (INCEPTION)
                                                   ENDED           ENDED           ENDED           ENDED           THROUGH
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2006            2005            2006            2005             2006

REVENUES                                       $           -   $           -   $           -   $           -   $           -
                                               --------------  --------------  --------------  --------------  --------------

EXPENSES
  General and Administrative                         234,828          89,880         402,275         313,535       3,030,638
  Research and Development, net of grants             36,971         302,177          76,378         706,730       1,458,865
                                               --------------  --------------  --------------  --------------  --------------
                                                     271,799         392,057         478,653       1,020,265       4,489,503
                                               --------------  --------------  --------------  --------------  --------------

INTEREST AND OTHER INCOME (EXPENSE)                    1,480          12,650         (31,180)         94,826          48,183
                                               --------------  --------------  --------------  --------------  --------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)         (270,319)       (379,407)       (509,833)       (925,439)     (4,441,320)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               5,023           4,216          31,718        (135,100)        250,372
                                               --------------  --------------  --------------  --------------  --------------

COMPREHENSIVE LOSS                             $    (265,296)  $    (375,191)  $    (478,115)  $  (1,060,539)  $  (4,190,948)
                                               ==============  ==============  ==============  ==============  ==============

BASIC AND DILUTED LOSS AVAILABLE TO
  COMON STOCKHOLDERS PER COMMON SHARE          $       (0.01)  $       (0.02)  $       (0.02)  $       (0.04)
                                               ==============  ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              22,379,350      22,079,350      22,379,350      22,079,350
                                               ==============  ==============  ==============  ==============



-----------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-------------------------------------------------------------------------------------------------------

                                       PROTEO, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005, AND
              FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2006

-------------------------------------------------------------------------------------------------------

                                                UNAUDITED

                                                                                          NOVEMBER 22,
                                                                                             2000
                                                       NINE-MONTHS       NINE-MONTHS      (INCEPTION)
                                                          ENDED              ENDED          THROUGH
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           2006              2005             2006
                                                      ---------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $    (509,833)   $    (925,439)   $  (4,441,320)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                             40,666           35,574          208,382
    Unrealized foreign transaction loss (gain)               49,000          (72,000)          92,000
    Changes in operating assets and liabilities:
       Research supplies inventory                           10,068                -         (111,919)
       Prepaid expenses and other current assets            (23,388)           2,519          (50,898)
       Accounts payable and accrued liabilities             (42,256)         154,047           29,220
       Accrued licensing fees                               103,000          102,000          711,000
       Settlement liability                                  86,526                -           86,526
                                                      ---------------  ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                      (286,217)        (703,299)      (3,477,009)
                                                      ---------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                             -           (7,767)        (601,728)
Cash of reorganized entity                                        -                -           27,638
                                                      ---------------  ---------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES                             -           (7,767)        (574,090)
                                                      ---------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                            -                -        1,792,610
Proceeds for subscribed stock                               225,680          350,001        2,140,004
Capital contributions                                        63,471                -           63,471
                                                      ---------------  ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   289,151          350,001        3,996,085
                                                      ---------------  ---------------  ---------------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH            1,088          (90,198)         286,813
                                                      ---------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                               4,022         (451,263)         231,799

CASH AND CASH EQUIVALENTS - beginning of period             227,777          916,054                -
                                                      ---------------  ---------------  ---------------

CASH AND CASH EQUIVALENTS - end of period             $     231,799    $     464,791    $     231,799
                                                      ===============  ===============  ===============


-------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                    3

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month and the nine-month periods ended September 30, 2006 and 2005 and for the period from November 22, 2000 (Inception) through September 30, 2006. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the nine-month periods ended September 30, 2006 and 2005 and for the period from November 22, 2000 (Inception) through September 30, 2006, have been made. Such adjustments consist only of normal recurring adjustments.

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

The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

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

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

2.  EQUITY TRANSACTIONS

During the nine-month periods ended September 30, 2006 and 2005, the Company received $225,680 and $350,001, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2006 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the nine-month period ended September 30, 2006, nor have any stock options been granted from inception to-date.

On September 28, 2006, a shareholder of the Company contributed 50,000 Euros ($63,471) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. Such amount is presented as minority interest in the accompanying condensed consolidated balance sheet.

3.  LOSS PER SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006 and 2005. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from net earnings but are included in comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated other comprehensive income approximated $250,000 at September 30, 2006.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement, in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the nine-month periods ended September 30, 2006 and 2005.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange (losses) gains of approximately ($49,000) and $72,000 for the nine-months ended September 30, 2006 and 2005, respectively.

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

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

7.  GRANTS (continued)

The new grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26% of the costs. During the three-month period ended March 31, 2006, the New Grant was modified so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 341,773 Euros in 2006; and 100,000 Euros in 2007. Grant funds approximating 181,000 and 168,000 Euros ($226,000 and $213,000, respectively) have been recorded as a reduction of research and development expenses for the nine-month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, management believes that all milestones required by the new grant have been satisfied.

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

At September 30, 2006, the Company has accrued approximately $803,000 (633,000 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of September 30, 2006, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 and 2005 payments to later in 2006.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2006

--------------------------------------------------------------------------------

9.  LEGAL CONTINGENCY

The Company's German subsidiary PBAG was sued and served with a summons in February 2006 by its former President and CEO, Walter J. Thomsen, whose employment was terminated effective as of November 7, 2005. The suit was filed in Germany. Mr. Thomsen sought declaratory relief regarding the alleged early and wrongful termination of his employment with the Company.

During the three -month period ended September 30, 2006, the Company settled the lawsuit with Walter J. Thomsen for 100,000 Euros (approximately $125,000). The Company made a deposit relating to the lawsuit in the amount of 31,805 Euros (approximately $40,000) on May 11, 2006, 28,720 Euros of which was paid out to Mr. Thomsen in September 2006. The Company is to pay 30,000 Euros no later than October 2, 2006. The remainder of the settlement is to be paid by December 1, 2006. As this loss was not estimated by management to be probable as of June 30, 2006, the entire settlement amount was recorded as an expense during the three-month period ended September 30, 2006. Such amount is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. At September 30, 2006, the Company has included the remaining settlement liability of $86,526 in settlement liability on the accompanying condensed consolidated balance sheet.

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

PLAN OF OPERATIONS

The Company specializes in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company's management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of reperfusion injuries due to myocardial infarction, severe injury, transplantation or other tissue damage occurring on restoring blood circulation. Additionally, further studies in animals have shown that Elafin may be effective in the treatment of other diseases, particularly pulmonary diseases such as pulmonary hypertension, chronic obstructive pulmonary disease (COPD) and cystic fibrosis. Due to its mode of action Elafin may also have potential in the treatment of SIRS, acute pancreatitis, periodontitis, assist in wound healing, and may be useful in medical device coating and as ingredient in so-called cosmeceuticals.

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, for example, due to traffic accidents, and intends to achieve governmental approval in Europe first. Currently, management assumes that it will take at least an additional four years to achieve its first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage. Further, the Company intends to develop proprietary products targeting rare diseases such as pulmonary hypertension, and cystic fibrosis, and obtain orphan drug status for such products. Orphan drug status in the US and in Europe provide eased drug approval procedures and protected market access for up to seven years and for up to ten years, respectively. However, there can be no assurance that the Company will achieve orphan drug status in the US or Europe, nor that the Company will be able to develop marketable drugs for the treatment of such rare diseases.

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficiency in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with Good Manufacturing Practices ("GMP") standards, or that Elafin will receive any governmental approval for use as a drug in any of the Company's intended applications.

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

A necessary pre-requisite for the commencement of clinical trials was the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO) for the production of a required amount of Elafin according to GMP standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for the upcoming clinical trials has to comply with a large number of rules and regulations. Eurogentec has completed its required production run of Elafin.

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol e.g. with healthy young men. In November 2005 we commenced, and in December 2005, we successfully completed our first Phase I trial for Elafin. Elafin was tested on 32 healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate tolerability and safety at the IKP in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred. However, we cannot be assured of the same results will be received in a later Phase or with a larger test population.

In 2006, the Company has gathered and evaluated additional data from the results of the Phase I study, and is in the process of planning a Phase II clinical trial. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

In September 2006 we filed an application with the EMEA (European Medicines Agency) to achieve orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension.

In September 2006, Windhover Information, Inc., an established provider of business information for decision makers in the biotechnology and pharmaceutical industries, chose the Company's Elafin project as one of the top 10 most interesting cardiovascular projects. We have been invited to present the Elafin project at the "Windhover's Therapeutic Alliances Cardiovascular Conference" in Chicago on November 16, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,083,000 from the sale of 18,565,428 shares of our common stock, of which 5,085,487 shares and 300,000 shares have been sold at $0.40 per share and at $0.84 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000 and of $252,000, respectively. Approximately $151,000 is owed to us at September 30, 2006 under such subscription agreements.

In May 2004, our subsidiary, Proteo Biotech AG (PBAG) received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to fund the remaining 50.26 % of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. We received approximately 167,000 Euros (approximately $212,000) for the nine-month period and approximately 37,000 Euros (approximately $47,000) for the three-month period ended September 30, 2006, respectively, under the grant, and qualified for an additional amount approximating 15,000 Euros (approximately $19,000), which we have recorded as a receivable at period end. We reasonably believe that all milestones required by the new grant had been satisfied as of September 30, 2006. There can be no assurance that we will qualify for additional funds under the grant.

The Company has cash approximating $232,000 as of September 30, 2006. This is a significant decrease over the September 30, 2005 cash balance of approximately $465,000. The decrease is due in large part to expenses for research and development related to Elafin production under GMP and on Phase I clinical trial incurred in between September 30, 2005 and September 30, 2006.

On September 28 2006, Oliver Wiedow, M.D., a majority shareholder in the Company and member of the Board of Directors invested 50,000 Euros (approximately $63,000) in our subsidiary, PBAG, in exchange for a 15% non-voting equity interest in PBAG. Pursuant to the agreement with the Company, Dr. Wiedow is allocated 15% of PBAG's profits and losses on an annual basis provided that the annual profit allocation cannot exceed 30% of the amount invested and he cannot be allocated losses in excess of the amount invested plus allocated profits. The agreement may be terminated upon six months notice prior to the end of any calendar year, at which time Dr. Wiedow is to be paid an amount equal to the initial investment, plus any allocated profits and less any allocated losses, subject to the foregoing limitations. Dr. Wiedow invested the money to bridge a gap in the Company's cash flows.

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

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros, payable upon the attainment of achieved milestones, which were achieved during the fourth quarter of 2005. The Company incurred expenses approximating 31,000 Euros (approximately $37,000) under this contract during the nine-month period, and no expenses during the three-month period ended September 30, 2006.

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

During the three -month period ended September 30, 2006, the Company settled a lawsuit with Walter J. Thomsen, our former president and CEO, for 100,000 Euros (approximately $125,000). The Company made a deposit relating to the lawsuit in the amount of 31,805 Euros (approximately $40,000) on May 11, 2006 , 28,720 Euros of which was paid out to Mr. Thomsen in September 2006 . The Company is to pay 30,000 Euros no later than October 2, 2006. The remainder of the settlement is to be paid by December 1, 2006. As this loss was not estimated by management to be probable as of June 30, 2006, the entire settlement amount was recorded as an expense during the three-month period ended September 30, 2006. Such amount is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. At September 30, 2006, the Company has included the remaining settlement liability of $86,526 in settlement liability on the accompanying condensed consolidated balance sheet.

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

CAPITAL EXPENDITURES

None significant.

ITEM 3.    CONTROLS AND PROCEDURES

The Company's principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company's German subsidiary PBAG was sued and served with a summons in late February 2006 by its former President and CEO Walter J. Thomsen whose employment was terminated. The suits were filed in the court Landgericht Kiel, Germany. Mr. Thomsen was seeking declaratory relief regarding the alleged early and wrongful termination of his employment with the Company.

During the three -month period ended September 30, 2006, the Company settled the lawsuit with Walter J. Thomsen for 100,000 Euros (approximately $125,000). The Company made a deposit relating to the lawsuit in the amount of 31,805 Euros (approximately $40,000) on May 11, 2006, 28,720 Euros of which was paid out to Mr. Thomsen in September 2006. The Company is to pay 30,000 Euros no later than October 2, 2006. The remainder of the settlement is to be paid by December 1, 2006. As this loss was not estimated by management to be probable as of June 30, 2006, the entire settlement amount was recorded as an expense during the three-month period ended September 30, 2006. Such amount is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. At September 30, 2006, the Company has included the remaining settlement liability of $86,526 in settlement liability on the accompanying condensed consolidated balance sheet.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


                                        PROTEO, INC.

Dated: November 13, 2006

                                        By: /s/ Birge Bargmann
                                            ---------------------------------
                                            Birge Bargmann
                                            Principal Executive Officer and
                                            Chief Financial Officer
                                            (signed both as an Officer duly
                                            authorized to sign on behalf of
                                            the Registrant and Principal
                                            Financial Officer and Chief
                                            Accounting Officer)