Form 10KSB
period 2006-12-31
PROTEO INC
filed 2007-03-30
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    |X|       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2006

                                       OR

     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 000-30728

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

                                 (949) 253-4616
                (Issuer's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

              Securities registered under Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
----------------------------------     -----------------------------------------
              None                                       None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No . |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 10,949,350 shares held by non-affiliates and the closing price of $0.51 per share for the common stock on the over-the counter market as of March 28, 2007): approximately $5,584,168.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,879,350 at March 28, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                                  PROTEO, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

              TABLE OF CONTENTS

                   PART I
Item  1.     Description of Business                                           1
Item  2.     Description of Property                                           6
Item  3.     Legal Proceedings                                                 6
Item  4.     Submission of Matters to a Vote of Security Holders               7

                   PART II
Item  5.     Market for Common Equity and Related Stockholder Matters and
                Small Business Issuer Purchases of Equity Securities           7
Item  6.     Management's Discussion and Analysis or Plan of Operation         8
Item  7      Financial Statements                                             12
Item  8.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         13
Item 8A      Controls and Procedures                                          13
Item 8B      Other Information                                                13

                  PART III
Item 9.      Directors, Executive Officers, Promoters, Control Persons and
                Corporate Governance; Compliance With Section 16(a) of the
                Exchange Act                                                  13
Item 10.     Executive Compensation                                           15
Item 11.     Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                 16
Item 12.     Certain Relationships and Related Transactions; Director
                Independence                                                  16
Item 13.     Exhibits                                                         16
Item 14.     Principal Accountant Fees and Services                           17

                  Signatures                                                  18

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

Elafin may also be used in the course of heart transplantation. To transplant hearts successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damages caused by blood supply deficiencies. Tests carried out on rabbits at the University of Toronto have demonstrated the effectiveness of an infusion with Elafin after a heart transplant. In cases where Elafin was not administered, a substantial thickening of the coronary vessel walls occurred due to temporary circulation reduction. Thus, frequently the heart was not sufficiently supplied with blood. Inflammation and destruction of the heart musculature, which was partly replaced by functionless scar tissue, was the result. Treatment with Elafin has been shown to reduce such damage to a minimal level.

Other preliminary data indicate that Elafin may be useful in a broad range of other applications whether pharmaceutical or not. Therefore, we will attempt to encourage other scientists, research centers as well as other companies to do research and development on Elafin for applications other than those described above. For example, Elafin may also be effective in the treatment of lung diseases and defects, dermatological diseases and defects, or as an ingredient to coat medical devices, such as stents, or in cosmetics.

Proteo owns licenses to exclusively develop products based on patents and filings relating to Elafin, including fourteen issued patents. Of these issued patents, three were issued in the U.S.

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

Bis-acyl ureas have been identified as a relevant compound in yeasts able to induce inflammation. It activates human neutrophils in vitro and may be a potential candidate for immune system stimulation. Methods for isolation of bis-acyl urea from yeasts as well as synthetic production have been established. Bis-acyl ureas and LDTIs are in the early pre-clinical stage.

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

In May 2004 we received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The new grant has been extended through December 31, 2007. The new grant covers 49.74% of eligible research and development costs and is subject to our ability to otherwise finance the remaining 50.26% of the costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German State of Schleswig-Holstein. We qualified to receive approximately 197,000 Euros (approximately $245,000) under the new grant in 2005, of which approximately 181,000 Euros ($225,000) was received by December 31, 2005 and approximately 225,000 Euros (approximately $283,000) in 2006, of which approximately 225,000 Euros ($283,000) had been received by December 31, 2006. As of December 31, 2006, we believe that all milestones required by the new grant had been satisfied.

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

In 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and is in the process of planning a Phase II clinical trial. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to the year's end, the Committee for Orphan Medical Products (COMP) of the European Agency for the Evaluation of Medicinal Products(EMEA) has issued a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of this recommendation by the European Commission.

In September 2006, Windhover Information, Inc., an established provider of business information for decision makers in the biotechnology and pharmaceutical industries, chose the Company's Elafin project as one of the top 10 most interesting cardiovascular projects. We presented the Elafin project at the "Windhover's Therapeutic Alliances Cardiovascular Conference" in Chicago on November 16, 2006.

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

Our goal for German approval on our initial product is targeted for 2010 followed by United States Food and Drug Administration ("FDA") approval one or two years later. It should be noted that this specialized application, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany, on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of PBAG is currently Birge Bargmann. The directors of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has five full-time employees as of December 31, 2006.

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

COMPETITION

The market for our planned products and technologies is highly competitive, and we expect competition to increase. We compete with many other health care research product suppliers, most of which are larger than Proteo. Some of our anticipated competitors offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to such products and technologies. Additionally, many of our competitors have, and will continue to have, greater research and development, marketing, financial and other resources than us and, therefore, represent and will continue to represent significant competition in our anticipated markets. As a result of their size and the breadth of their product offering, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for us. It is anticipated that we will benefit from their participation in selected markets, which, as they expand, may attract the attention of our competitors. The business of research and development of pharmaceuticals for the treatment of cardiac infarction is intensely competitive. Major companies with immense financial and personal resources are also engaged in this field.

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

SECRETORY LEUKOPROTEASE INHIBITOR (SLPI)

Amgen, Inc. is the owner of the patent for SLPI. Amgen purchased this patent by acquiring Synergen, Inc. SLPI is quite similar to Elafin. Nevertheless, SLPI has some disadvantages in its intended application in the treatment of cardiac infarctions and in the treatment of serious injuries. It is only effective against one (leukocyte-elastase) of the two (leukocyte-elastase and proteinase
3) major enzymes which destroy tissue, while Elafin has shown effectiveness against both. Therefore, Elafin is probably more effective. Furthermore, SLPI is not as stable as Elafin, which is a disadvantage in its distribution as a drug. SLPI was discovered much earlier than Elafin, therefore, the remaining term of the covering patent should be shorter than that related to Elafin. Amgen does not mention further development of SLPI as a drug in its annual report of 1998.

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

RECOMBINANT MONOCYTE/NEUTROPHIL ELASTASE INHIBITOR (RM/NEI)

This compound of human descent is currently under development for the treatment of cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights to this compound.

ONO-5046 (SIVELESTAT)

Ono Pharmaceutical Co. Ltd., in Japan has developed the synthetic elastase inhibitor ONO-5046 (Sivelestat). Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalized inflammatory syndrome" in Japan.

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

Because of the nature of our operations, the use of hazardous substances, and our ongoing research and development and manufacturing activities, we are subject to stringent federal, state and local and foreign laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although we believe that we are in material compliance with all applicable governmental and environmental laws, rules, regulations and policies, there can be no assurance that the business, financial conditions, and results of operations of the Company will not be materially adversely affected by current or future environmental laws, rules, regulations and policies, or by liability occurring because of any past or future releases or discharges of materials that could be hazardous.

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

Dr. Wiedow will receive three percent (3%) of the gross revenues of the Company from products based on patents of which he was the principal inventor. Further, Dr. Wiedow will receive license fees in the amount of 110,000 Euros per year and a refund for all expenses to maintain the patents (patent fees, legal fees, etc.). Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, no fees have been paid to Dr. Wiedow although $871,000 has been accrued.

AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for Elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent (2%) of the net sales of the Company from products based on patents in which Dr. Wiedow was the principal inventor. Proteo holds an exclusive license for the following patents:

   --------------- ----- --------
   USA              US    5464822
   USA              US    6245739
   USA              US    6893843
   EU               EP    0402068
   Japan            JP    2989853
   Australia        AU     636148
   Canada           CA    2018592
   Finland          FI     902880
   Ireland          IE     070520
   Israel           IL     094602
   New Zealand      NZ     233974
   Norway           NO     177716
   Portugal         PT     094326
   South Africa     ZA    9004461
   --------------- ----- --------


EMPLOYEES

We currently have five full-time employees, all working at our offices in Germany.

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

In August 2006 the Company settled these lawsuits with Walter J. Thomsen for payment of 100,000 Euros (approximately $125,000) payable in installments through December 2006. All payments due under this settlement have been made in due time through December 2006. The entire settlement amount was recorded as an expense during the year ended December 31, 2006.

In addition to the foregoing, the Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any other litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for the fiscal years ended December 31, 2006 and 2005 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

                               COMMON STOCK PRICES

            YEAR          PERIOD                HIGH          LOW
                                               -------      -------
            2006          First Quarter         $1.55        $0.56
                          Second Quarter         1.01         0.51
                          Third Quarter          0.98         0.41
                          Fourth Quarter         0.75         0.36


            2005          First Quarter         $0.95         0.40
                          Second Quarter         0.95         0.61
                          Third Quarter          1.06         0.70
                          Fourth Quarter         1.55         0.56

On March 28, 2007, the last sales price of our common stock was $0.51 per share. No cash dividends have been paid on our common stock for the 2006 and 2005 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 28, 2007, the number of shareholders of record of the Company's common stock was 1,860.

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

DIVIDEND POLICY

To date, we have declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of its business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2006.

RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 2006, we entered into a Common Stock Purchase Agreement (the "Agreement") with FIDEsprit AG, a Swiss corporation (the "Investor"). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,500,000 shares of our common stock at a purchase price of $0.60 per share, for an aggregate purchase price $900,000. In payment of the purchase price, the Investor delivered to us a promissory note in the principle amount of $900,000. The promissory note does not bear any interest, and is payable in five installments of $180,000, with the first payment due on the date the shares were issued, or December 22, 2006, followed by four quarterly payments commencing on March 31, 2007. The promissory note is guaranteed by Axel J. Kutscher, the managing director of the Investor. The Investor made a partial payment of $37,894 against the note in December 2006.

In November 2005, the Company entered into a common stock purchase agreement to sell 300,000 shares of the Company's restricted common stock at a price of $0.84 per share or $256,000 in exchange for a promissory note, bearing no interest. Payments under the promissory note must be made in four equal installments of $64,000 each, falling due on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

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

PLAN OF OPERATIONS

We intend to specialize in the research, development and marketing of drugs for the treatment of inflammatory diseases with Elafin as our first project. Our management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

We intend to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents and intend to obtain regulatory approval in Europe first. Currently, management assumes that it will take at least four years to achieve our first regulatory approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage.

Our success will depend on our ability to implement efficient production processes in accordance with Good Manufacturing Practices ("GMP") standards, to examine toxicology in animal experiments, and to prove that Elafin is well tolerated by humans and its efficacy in the indicated treatment. There can be no assurance that we will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for the use as drug in any of the intended applications.

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

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and is in the process of planning a Phase II clinical trial. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to the year's end, the Committee for Orphan Medical Products (COMP) of the European Agency for the Evaluation of Medicinal Products (EMEA) adopted a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of this recommendation by the European Commission.

In September 2006, Windhover Information, Inc., an established provider of business information for decision makers in the biotechnology and pharmaceutical industries, chose the Company's Elafin project as one of the top 10 most interesting cardiovascular projects. We presented the Elafin project at the "Windhover's Therapeutic Alliances Cardiovascular Conference" in Chicago on November 16, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $ 4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0,60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively. Approximately $862,000 is owed to us at December 31, 2006 under such subscription agreements. The first installment on the most recent subscription agreement, in the amount of $180,000, was due on December 22, 2006. We had received partial payment approximating $38,000 by December 31, 2006, and approximately $158,000 has been received as of March 28, 2007.

In addition we have received money from various grants. In 2001, PBAG received a grant from the German State Schleswig-Holstein in the amount of approximately 790,000 Euros which covered the period from February 1, 2001 to March 31, 2004.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "New Grant") for further research and development of the Company's pharmaceutical product Elafin. The New Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The New Grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company qualified to receive approximately 225,000 Euros and 197,000 Euros (approximately $283,000 and $245,000, respectively) of the New Grant in 2006 and 2005, respectively. Grant funds approximating 225,000 Euros and 181,000 Euros ($280,000 and $225,000, respectively) have been received and reported as a reduction of research and development expenses for the years ended December 31, 2006 and 2005. As of December 31, 2006, management believes that all milestones required by the New Grant have been satisfied

The Company has cash of approximately $269,000 as of December 31, 2006. This is a minor increase over the December 31, 2005 cash balance of approximately $228,000. This increase is due to the fact that the aggregate proceeds from the sale of securities and funds received from the grant exceeded costs and expenses incurred during the year 2006, which again have been significantly lower compared to costs and expenses incurred in 2005 due to the fact that we carried out GMP production of Elafin and a clinical phase I trial in 2005.

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

On March 18, 2005, we entered into a contractual agreement with Eurogentec S.A., a Belgium CMO, for the production of our product Elafin for clinical trials according to good manufacturing practices. Such agreement required payments approximating 400,000 Euros.

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement required payments approximating 118,000 Euros (approximately $145,000), payable upon the attainment of achieved milestones, which were achieved during the fourth quarter of 2005.

Management believes that the Company will not generate any significant revenues in the next four years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of other debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

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

The Company intends to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to finance its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $281,000 at December 31, 2006.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations. The Company recorded an unrealized foreign currency exchange loss of approximately $81,000 for the year ended December 31, 2006. The Company recorded an unrealized foreign currency exchange gain of approximately $84,000 for the year ended December 31, 2005.

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

CURRENT GRANTS:

In May 2004 PBAG received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The new grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. In November 2006, the grant was extended through December 31, 2007.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements and corresponding notes to the consolidated financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-KSB. Based on the foregoing, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls over financial reporting during the year ended December 31, 2005, that have materially affected or are reasonably likely to materially affect these controls.

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

      NAME                                 AGE     POSITIONS
      Birge Bargmann                       45      President, Chief Executive Officer, Chief Financial
                                                   Officer and Director

      Dr. Barbara Kahlke                   42      Secretary

      Joerg Alte                           46      Director

      Professor Oliver Wiedow, MD.         49      Director

      Holger Pusch                         50      Director

      Hartmut Weigelt, Ph.D.               61      Director

BIOGRAPHICAL INFORMATION:

Birge Bargmann has served as our President, Chief Executive Officer and Chief Financial Officer since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2002 to 2005. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the dermatological clinic of the University of Kiel. She co-developed and carried out procedures to detect and to purify Elafin.

Dr. Barbara Kahlke has served as our Secretary since August 2004. She has been a member of the Supervisory Board of Proteo Biotech AG since May 2002, and a scientific researcher for Proteo Biotech AG since May 2000. Dr. Kahlke is a biologist, having received her doctorate from Christian-Albrechts-University in

Kiel, Germany. Since 1994, Dr. Kahlke has worked for a medium-sized German pharmaceutical company with responsibilities in molecular biology and in protein production in compliance with GMP. She discovered the biological activity of bis-acyl urea.

Joerg Alte has served as a Director of the Company since December 2000. Mr. Alte served as our President, Chief Executive Officer and Chief Financial Officer from 2000 to 2003. Mr. Alte is a German lawyer by training and practice. After studying law and passing his second state examination, he worked for more than three years at a German law office predominantly engaged in economic and corporate laws with both public and private company clients engaged in international business. Subsequently, Mr. Alte worked as a legal advisor with a German diagnostic company, where he also practiced German and U.S. securities laws. From November 1998 to April 2000, Mr. Alte served as President and CEO for Sangui Biotech International, Inc., a publicly traded company.

Prof. Oliver Wiedow, M.D. has served as a Director of the Company since December 2000. Professor Wiedow served as our President, Chief Executive Officer and Chief Financial Officer from January 2004 to June 2004 and has served as a member of the Supervisory Board of Proteo Biotech AG since 2000. Since 1985 Professor Wiedow has served as physician and scientist at the University of Kiel, Germany. Prof. Wiedow discovered Elafin in human skin and has researched its biological effects.

Holger Pusch has served as a Director of the Company since December 2000. For the last 23 years, Mr. Pusch worked in different marketing and sales functions for major German companies. Mr. Pusch is currently the Managing Director of Lupus Imaging & Media GmbH & Co. KG, a company in the photo business, a position he has held since October 2006. From March 1, 2006 to October 2006, Mr. Pusch worked for Connect Consulting GmbH, in Bonn Germany. From October 1989 to March 2006 he worked for Agfa Geveart AG and its successor as a result of a spin-off in November 2004, AgfaPhoto GmbH.

Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Dr. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Dr. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Dr. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently a Director of the Life Technologies Ruhr e.v. Mr. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology.

AUDIT COMMITTEE AND FINANCIAL EXPERT:

Proteo, Inc. is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and
(3) engaging outside advisors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC.

The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by each person who served as the principal executive officer of Proteo during fiscal year 2006. There were no other executive officers who had compensation of $100,000 or more during fiscal year 2006.

                                                     SUMMARY COMPENSATION TABLE

                                                                      NON-EQUITY          NON-
                                                                      INCENTIVE        QUALIFIED
                                                 STOCK     OPTION       PLAN            DEFERRED         ALL OTHER         TOTAL
NAME AND                     SALARY      BONUS   AWARDS    AWARDS      COMPEN-          COMPEN-           COMPEN-         COMPEN-
PRINCIPAL POSITION   YEAR      ($)        ($)     ($)       ($)       SATION(#)         SATION($)        SATION ($)      SATION ($)
-----------------------------------------------------------------------------------------------------------------------------------
Birge Bargmann       2006   $  6,000      -0-     -0-       -0-          -0-              -0-              -0-          $6,000
(Chief Executive
Officer, Chief
Financial Officer)   2005   $   -0- (1)   -0-     -0-       -0-          -0-              -0-              -0-            $0

Walter J. Thomsen    2005   $ 80,000      -0-     -0-       -0-          -0-              -0-              -0-          $80,000
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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

                                                            Number of Shares              Percent of
Title of Class        Name  of Beneficial Owner             Beneficially Owned (1)        Class
----------------------------------------------------------------------------------------------------
Common Stock          Prof. Oliver Wiedow, M.D.                    10,680,000              44.8%
Common Stock          Birge Bargmann                                2,000,000               8.4%
Common Stock          Joerg Alte                                      140,000(2)               *
Common Stock          Dr. Barbara Kahlke                               10,000                  *
Common Stock          Holger Pusch                                     20,000                  *
Common Stock          Hartmut Weigelt, Ph.D.                           80,000                  *
Common Stock          All officers and directors as a              12,953,000               54.2%
                      group (6 persons)

* less than 1%

(1)      Based on 23,879,350 shares outstanding as of March 28, 2007.

(2) Mr. Alte has loaned all 140,000 shares to a broker, which shares must be returned to Mr. Alte on or before December 31, 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The Company has agreed to pay Dr. Wiedow three percent of the gross revenues of the Company from products based on patents where he was the principal inventor. Furthermore, the Company has agreed to pay licensing fees of 110,000 Euro (approximately $130,000 for each of the years ending December 31, 2004 and 2005 and $140,000 for the year ending December 31, 2006) per year through December 31, 2006, and a refund for all expenses needed to maintain such patents (e.g., patent fees, legal fees, etc). Payments due under this agreement have been accrued and deferred.

On September 28, 2006, Dr. Wiedow entered into an agreement to contribute 50,000 Euros ($63,471) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code.

Dr. Wiedow will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, he will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. Dr. Wiedow is under no obligation to provide additional capital contributions to the Company. During the year ended December 31, 2006, losses approximating $59,000 were allocated against the contributed capital account, which is presented as minority interest in loss of consolidated subsidiary on the accompanying statements of operations and comprehensive loss. The remaining balance of $3,978 is presented as minority interest in the accompanying consolidated balance sheet.

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

3.5*            Amendment to Articles of Incorporation, dated July 18, 2001

3.6*            Amendment to Articles of Incorporation, dated January 11,
                2002

3.7*            Articles of Share Exchange, dated April 25, 2002

3.8*            By-Laws, dated December 18, 1992

10.3*           Common Stock Purchase Agreement

10.4*           Promissory Note with Guaranty

10.5*           Common Stock Purchase Agreement

10.6*           Promissory Note

14.1*           Code of Ethics

31.1**          Certification of Chief Executive Officer Pursuant to Section
                302

31.2**          Certification of Chief Financial Officer Pursuant to Section
                302

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                -------------------

*    Previously filed.

**  Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $70,000 and $61,000 for the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $6,000 and $6,000 for the fiscal years ended December 31, 2006 and 2005, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

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

Dated:  March 29, 2007

                                  PROTEO, INC.
                                  (Registrant)



                                  BY: /S/ BIRGE BARGMANN
                                  ---------------------------
                                  BIRGE BARGMANN
                                  CHIEF EXECUTIVE OFFICER AND
                                  CHIEF FINANCIAL OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 Signature                       Capacity                        Date
 ------------------------------- ------------------------------- --------------

 /s/ Birge Bargmann              Chief Executive Officer and     March 29, 2007
 -----------------------------   Chief Financial Officer
 Birge Bargmann

 /s/ Joerg Alte                  Director                        March 29, 2007
 -----------------------------
 Joerg Alte

 /s/ Oliver Wiedow, M.D.         Director                        March 29, 2007
 -----------------------------
 Professor Oliver Wiedow, M.D.

 /s/ Holger Pusch                Director                        March 29, 2007
 -----------------------------
 Holger Pusch

 /s/ Hartmut Weigelt, Ph.D.      Director                        March 29, 2007
 -----------------------------
 Hartmut Weigelt, Ph.D.

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm .................... F-1

Consolidated Balance Sheet ................................................. F-3

Consolidated Statements of Operations and Comprehensive Loss ............... F-4

Consolidated Statements of Stockholders' Equity (Deficit)  ................. F-5

Consolidated Statements of Cash Flows ..................................... F-10

Notes to Consolidated Financial Statements ................................ F-12

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005, and for the period from November 22, 2000 (Inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and for the period from November 22, 2000 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 28, 2007
Newport Beach, California

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $   269,482
     Research supplies inventory                                         90,697
     Prepaid expenses and other current assets                           48,582
                                                                    -----------
         Total Current Assets                                           408,761

PROPERTY AND EQUIPMENT, NET                                             388,812
                                                                    -----------

Total Assets                                                        $   797,573
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $    93,526
     Accrued licensing fees                                             871,000
                                                                    -----------
         Total Current Liabilities                                      964,526

MINORITY INTEREST                                                         3,978

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $0.001 per share; 20,000,000
         shares authorized; no shares issued and outstanding                 --
     Common stock, par value $0.001 per share; 300,000,000
         shares authorized; 23,879,350 shares issued and
         outstanding                                                     23,880
     Additional paid-in capital                                       4,968,234
     Stock subscriptions receivable                                    (862,081)
     Accumulated other comprehensive income                             280,391
     Deficit accumulated during development stage                    (4,581,355)
                                                                    -----------
         Total Stockholders' Deficit                                   (170,931)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $   797,573
                                                                    ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


-------------------------------------------------------------------------------------------------
                                    PROTEO, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND COMPREHENSIVE LOSS
                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                   FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2006
-------------------------------------------------------------------------------------------------


                                                                                     NOVEMBER 22,
                                                                                         2000
                                                                                     (INCEPTION)
                                                                                       THROUGH
                                                                                     DECEMBER 31,
                                                     2006               2005             2006
                                                 ------------      ------------      ------------
REVENUES                                         $         --      $         --      $         --

EXPENSES
     General and administrative                       552,115           474,006         3,180,478
     Research and development, net of grants          100,490           765,783         1,482,977
                                                 ------------      ------------      ------------
                                                      652,605         1,239,789         4,663,455

OTHER INCOME (EXPENSE)
     Interest income                                    3,192             1,914            34,424
     Miscellaneous income, net                         21,519            22,094           112,650
     Unrealized foreign currency transaction
         income (loss)                                (81,000)           84,000          (124,000)
                                                 ------------      ------------      ------------
                                                      (56,289)          108,008            23,074
                                                 ------------      ------------      ------------

NET LOSS BEFORE MINORITY INTEREST                    (708,894)       (1,131,781)       (4,640,381)

MINORITY INTEREST IN LOSS OF CONSOLIDATED
     SUBSIDIARY, NET OF TAXES
                                                       59,026                --            59,026
                                                 ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS
                                                     (649,868)       (1,131,781)       (4,581,355)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               61,737          (134,495)          280,391
                                                 ------------      ------------      ------------

COMPREHENSIVE LOSS                               $   (588,131)     $ (1,266,276)     $ (4,300,964)
                                                 ============      ============      ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
     SHAREHOLDERS PER COMMON SHARE               $      (0.03)     $      (0.05)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                   23,842,000        22,125,000
                                                 ============      ============


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                           STATEMENTS.



------------------------------------------------------------------------------------------------------------------------------------
                                                     PROTEO, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                                    FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2006
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                           Common Stock      Additional       Stock         Other          During
                                 -------------------------     Paid-in    Subscriptions  Comprehensive   Development
                                   Shares         Amount       Capital      Receivable   Income (Loss)      Stage          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - NOVEMBER 22, 2000
     (INCEPTION)                          --   $        --   $        --   $        --    $        --    $        --    $        --
Common stock subscribed at
     $0.001 per share              4,800,000         4,800            --        (4,800)            --             --             --
Common stock issued for cash
     at $3.00 per share               50,000            50       149,950            --             --             --        150,000
Reorganization with Proteo
     Biotech AG                    2,500,000         2,500         6,009            --             --             --          8,509
Net loss                                  --            --            --            --             --        (60,250)       (60,250)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2000        7,350,000         7,350       155,959        (4,800)            --        (60,250)        98,259
Common stock issued for cash
     at $3.00 per share              450,000           450     1,349,550            --             --             --      1,350,000
Cash received for common
     stock subscribed at
     $0.001 per share                     --            --            --         4,800             --             --          4,800

                                                             (continued)

------------------------------------------------------------------------------------------------------------------------------------
                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                           Common Stock      Additional       Stock         Other          During
                                 -------------------------     Paid-in    Subscriptions  Comprehensive   Development
                                   Shares         Amount       Capital      Receivable   Income (Loss)      Stage          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Common stock issued for cash
     at $0.40 per share              201,025   $       201   $    80,209   $        --    $        --    $        --    $    80,410
Common stock subscribed at
     $0.40 per share               5,085,487         5,086     2,029,109    (2,034,195)            --             --             --
Common stock issued for cash
     to related parties at
     $0.001 per share              7,200,000         7,200            --            --             --             --          7,200
Other comprehensive loss                  --            --            --            --        (20,493)            --        (20,493)
Net loss                                  --            --            --            --             --       (374,111)      (374,111)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2001       20,286,512        20,287     3,614,827    (2,034,195)       (20,493)      (434,361)     1,146,065
Common stock issued in
     connection with reverse
     merger                        1,313,922         1,314        (1,314)           --             --             --             --
Cash received for common stock
     subscribed at $0.40 per
     share                                --            --            --       406,440             --             --        406,440


                                                             (continued)
------------------------------------------------------------------------------------------------------------------------------------
                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                           Common Stock      Additional       Stock         Other          During
                                 -------------------------     Paid-in    Subscriptions  Comprehensive   Development
                                   Shares         Amount       Capital      Receivable   Income (Loss)      Stage          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Other comprehensive income                --   $        --   $        --   $        --    $   116,057    $        --    $   116,057
Net loss                                  --            --            --            --             --     (1,105,395)    (1,105,395)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE -                         21,600,434        21,601     3,613,513    (1,627,755)        95,564     (1,539,756)       563,167
     DECEMBER 31, 2002
Common stock issued for cash
     at $0.60 per share               66,667            67        39,933            --             --             --         40,000
Cash received for common
     stock subscribed at
     $0.40 per share                      --            --            --       387,800             --             --        387,800
Other comprehensive income                --            --            --            --        164,399             --        164,399
Net loss                                  --            --            --            --             --       (620,204)      (620,204)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2003       21,667,101        21,668     3,653,446    (1,239,955)       259,963     (2,159,960)       535,162
Common stock issued for cash
     at $0.40 per share              412,249           412       164,588            --             --             --        165,000


                                                             (continued)
------------------------------------------------------------------------------------------------------------------------------------
                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                           Common Stock      Additional       Stock         Other          During
                                 -------------------------     Paid-in    Subscriptions  Comprehensive   Development
                                   Shares         Amount       Capital      Receivable   Income (Loss)      Stage          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Cash received for common
     stock subscribed at
     $0.40 per share                      --   $        --   $        --   $   680,000    $        --    $        --    $   680,000
Other comprehensive income                --            --            --            --         93,186             --         93,186
Net loss                                  --            --            --            --             --       (639,746)      (639,746)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2004       22,079,350        22,080     3,818,034      (559,955)       353,149     (2,799,706)       833,602
Common stock subscribed at
     $0.84 per share                 300,000           300       251,700      (252,000)            --             --             --
Cash received for common
     stock subscribed at
     $0.40 per share                      --            --            --       435,284             --             --        435,284
Other comprehensive income                --            --            --            --       (134,495)            --       (134,495)
Net loss                                  --            --            --            --             --     (1,131,781)    (1,131,781)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2005       22,379,350        22,380     4,069,734      (376,671)       218,654     (3,931,487)         2,610


                                                            (continued)
------------------------------------------------------------------------------------------------------------------------------------
                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                           Common Stock      Additional       Stock         Other          During
                                 -------------------------     Paid-in    Subscriptions  Comprehensive   Development
                                   Shares         Amount       Capital      Receivable   Income (Loss)      Stage          Total
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Common stock subscribed at
     $0.60 per share               1,500,000   $     1,500   $   898,500   $  (900,000)   $        --    $        --    $        --
Cash received for common
     stock subscribed at
     $0.40 per share                      --            --            --       414,590             --             --        414,590
Other comprehensive income                --            --            --            --         61,737             --         61,737
Net loss                                  --            --            --            --             --       (649,868)      (649,868)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
BALANCE - DECEMBER 31, 2006       23,879,350   $    23,880   $ 4,968,234   $  (862,081)   $   280,391    $(4,581,355)   $  (170,931)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


------------------------------------------------------------------------------------------------------------------------------------
                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



-----------------------------------------------------------------------------------------------------
                                      PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                     FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2006
-----------------------------------------------------------------------------------------------------


                                                                                         NOVEMBER 22,
                                                                                             2000
                                                                                         (INCEPTION)
                                                                                           THROUGH
                                                                                         DECEMBER 31,
                                                          2006             2005              2006
                                                       -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $  (649,868)     $(1,131,781)     $(4,581,355)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                         53,104           49,063          220,820
       Unrealized foreign currency transaction
         (gain) loss                                        81,000          (84,000)         124,000
     Changes in operating assets and liabilities:
         Research supplies inventory                         8,083          (81,694)        (113,904)
         Prepaid expenses and other current assets         (18,671)          13,040          (46,181)
         Accounts payable and accrued liabilities           (4,335)          58,335           67,140
         Accrued licensing fees                            139,000          135,000          747,000
                                                       -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                     (391,687)      (1,042,037)      (3,582,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                           --          (14,100)        (601,728)
Cash of reorganized entity                                      --               --           27,638
                                                       -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                           --          (14,100)        (574,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          --               --        1,792,610
Proceeds for subscribed stock                              414,590          435,284        2,328,914
                                                       -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  414,590          435,284        4,121,524

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH              18,802          (67,424)         304,528
                                                       -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                             41,705         (688,277)         269,482

CASH - beginning of period                                 227,777          916,054               --
                                                       -----------      -----------      -----------

CASH - end of period                                   $   269,482      $   227,777      $   269,482
                                                       ===========      ===========      ===========

                                             (continued)

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------
                                      PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                     FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2006

-----------------------------------------------------------------------------------------------------


                                                                                         NOVEMBER 22,
                                                                                             2000
                                                                                         (INCEPTION)
                                                                                           THROUGH
                                                                                         DECEMBER 31,
                                                          2006             2005              2006
                                                       -----------      -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Common stock issued for subscriptions receivable       $   900,000      $   252,000      $ 1,627,755
                                                       ===========      ===========      ===========

Net assets (excluding cash) of reorganized entity
     received in exchange for equity securities        $        --      $        --      $     8,509
                                                       ===========      ===========      ===========


See the accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2006 and 2005, and for the period from November 22, 2000
(Inception) through December 31, 2006.


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations. There is no assurance of any future revenues.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Proteo, Inc. and its wholly owned subsidiary. The operations of PBAG, acquired on December 30, 2000, are included in the accompanying consolidated statements of operations and comprehensive loss from such date. All significant intercompany accounts and transactions have been eliminated in consolidation.

STARTUP ACTIVITIES

Statement of Position No. 98-5, "REPORTING THE COSTS OF STARTUP ACTIVITIES" requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GRANTS

The Company receives grants from the German government which are used to fund research and development activities and the acquisition of equipment (see Note
6). Grant receipts for the reimbursement of research and development expenses are offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of such property's historical cost.

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

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2006 due to their short-term nature.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. Such amount was $280,391 at December 31, 2006.

The Company records payables related to a licensing agreement (see Note 6) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the years ended December 31, 2006 and 2005.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange gains (losses) of approximately $(81,000) and $84,000 for the years ended December 31, 2006 and 2005, respectively.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH SUPPLIES INVENTORY

Research supplies inventory is stated at cost, and is entirely comprised of research supplies and materials that are expensed as consumed.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Leasehold improvements are amortized over either the expected useful life of the improvement or the related lease term, whichever is shorter. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation and amortization of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

LONG-LIVED ASSETS

In July 2001, the Financial Accounting Statements Board ("FASB") issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. SFAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2006, management believes that no impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's future products or services will develop, which could result in impairment of long-lived assets in the future.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received are netted against research and development costs (see Note 6).

PATENTS AND LICENSES

The Company does not hold title to any patents or patents pending related to the Elafin technology and instead operates under a technological license agreement with a related party (see Note 6). Under such license agreement, the Company does not hold title to any patents but must pay for all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2006, the Company has not granted any stock options, stock warrants, or adopted any stock option plan.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2006 and 2005. Additionally, for purposes of calculating diluted loss per common share, there were no adjustments to net loss. See Note 7 for additional information.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income
(loss) represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, the components of other comprehensive income (loss) are the foreign currency translation adjustments, which are recorded as components of stockholders' equity (deficit).

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109,"Accounting for Income Taxes." FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company's financial position or results of operation upon adoption.

In September 2006, the FASB issued SFAS No.157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude
(1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date.

The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 ("Fair Value Measurements"). The adoption of SFAS No. 159 is not expected to have a significant impact on future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "SHARE-BASED PAYMENT," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The adoption of this standard had no effect on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


2.  PROPERTY AND EQUIPMENT

Property and equipment, all located in Kiel, Germany, consist of the following at December 31, 2006:

Technical and laboratory equipment                                    $ 406,918
Plant                                                                   195,120
Leasehold improvements                                                    4,909
Office equipment                                                         25,153
                                                                      ---------
                                                                        632,100
Less accumulated depreciation and amortization                         (243,288)
                                                                      ---------

                                                                      $ 388,812
                                                                      =========


3.  STOCKHOLDERS' DEFICIT

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


3. STOCKHOLDERS' DEFICIT (continued)

COMMON STOCK (continued)

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

In November 2005, the Company entered into a common stock purchase agreement with FID-Esprit to sell 300,000 of the Company's restricted common shares at $0.84 per share, or $252,000. Concurrent with such transaction, FID-Esprit issued a promissory note to the Company for $252,000 to be paid in four installments of $63,000 each, due on March 31, 2006, June 30, 2006, September 30, 2006, and December 31, 2006. The promissory note was paid in full during the year ended December 31, 2006.

In December 2006, the Company entered into a common stock purchase agreement with FID-Esprit to sell 1,500,000 of the Company's restricted common shares at $0.60 per share, or $900,000. Concurrent with such transaction, FID-Esprit issued a promissory note to the Company for $900,000 to be paid in five installments of $180,000 each through December 31, 2007. FID-Esprit made a partial payment of $37,894 against the note in December 2006.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of non-voting, $0.001 par value preferred stock. The Board of Directors has not designated any liquidation value or dividend rates. No preferred stock has been issued as of December 31, 2006.

4.  MINORITY INTEREST

On September 28, 2006, a shareholder of the Company entered into and agreement to contribute 50,000 Euros ($63,471) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company. During the year ended December 31, 2006, losses approximating $59,000 were allocated against the contributed capital account, which is presented as minority interest in loss of consolidated subsidiary on the accompanying statements of operations and comprehensive loss. The remaining balance of $3,978 is presented as minority interest in the accompanying consolidated balance sheet.

5.  INCOME TAX PROVISION

There is no material income tax expense recorded for the years ended December 31, 2006 and 2005, due to the Company's net losses.

Income tax expense for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                            2006         2005
                                                         ---------    ---------

Income tax benefit at U.S. federal statutory rates       $(221,000)   $(385,000)
Change in valuation allowance                              221,000      385,000
State and local income taxes, net of federal income
        tax effect                                             800          800
                                                         ---------    ---------

                                                         $     800    $     800
                                                         =========    =========

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


5. INCOME TAX PROVISION (continued)

The Company has a deferred tax asset and like amount of valuation allowance of approximately $1,223,000 at December 31, 2006, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees totaling $871,000.

As of December 31, 2006, the Company had tax net operating loss carryforwards ("NOLs") of approximately $632,000 and $2,847,000 (2,156,000 Euros) available to offset future taxable Federal and foreign income, respectively. The federal carryforward amount expires in varying years through 2024. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

6.  COMMITMENTS AND CONTINGENCIES

GRANTS

In 2001, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for the research and development of the Company's pharmaceutical product Elafin. The grant, as amended, covered the period from February 1, 2001 to March 31, 2004 if certain milestones were reached by November 15 of each year, with a possible extension as defined in the agreement. Such amounts have been reported as a reduction of research and development expenses in the year of receipt. During the term of this Grant, the Company received 100% of the expected funds.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "New Grant") for further research and development of the Company's pharmaceutical product Elafin. The New Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The New Grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

GRANTS (continued)

The Company qualified to receive approximately 225,000 Euros and 197,000 Euros (approximately $283,000 and $245,000, respectively) of the New Grant in 2006 and 2005, respectively. Grant funds approximating 225,000 Euros and 181,000 Euros ($283,000 and $225,000, respectively) have been received and reported as a reduction of research and development expenses for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, management believes that all milestones required by the New Grant have been satisfied.

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

At December 31, 2006, the Company has accrued $871,000 of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of December 31, 2006, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2007. Expense related to such license totaling $139,000, $135,000, and $747,000 is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2006 and 2005, and for the period November 22, 2000 (inception) to December 31, 2006, respectively. Additionally, unrealized foreign currency transaction gains (losses) related to accrued licensing fees, totaling $(81,000) and $84,000, were recorded during the years ended December 31, 2006 and 2005, respectively. No royalty expense has been recognized under the agreement since the Company has yet to generate any related revenues.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT

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

EUROGENTEC AGREEMENT

On March 18, 2005, the Company entered into a contractual agreement with Eurogentec S.A., a Belgium contract manufacturing organization, for the production of the Company's product Elafin for clinical trials according to Good Manufacturing Practices. Such agreement will require payments approximating 400,000 Euros (approximately $500,000), payable upon the attainment of achieved milestones between April 2005 and July 2005. All milestones were achieved, and the related expense is included in research and development in the accompanying consolidated statements of operations and comprehensive loss.

IKP AGREEMENT

On April 25, 2005, the Company entered into a contractual agreement with the Institut fur klinische Pharmakologie ("IKP"), a German organization, for clinical testing of the Company's product Elafin. Such agreement will equired payments approximating 118,000 Euros (approximately $145,000), payable upon the attainment of achieved milestones. This contact was substantially complete as of December 31, 2005, and the related expense has been included in research and development in the accompanying consolidated statements of operations and comprehensive loss.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating leases, in Euros and equivalent U.S. dollars (based on the December 31, 2006 exchange rate), approximate the following for the years ending December 31:

                                                    (EURO)               $
                                               --------------      ---------

2007                                            (euro) 25,000      $  31,000
2008                                                   25,000         31,000
2009                                                   17,000         21,000
2010                                                   17,000         21,000
2011                                                   17,000         21,000
                                               --------------      ---------

                                               (euro) 101,000      $ 125,000
                                               ==============      =========

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2006 and 2005, and for the period November 22, 2000 (inception) to December 31, 2006 approximated $40,000, $44,000 and $252,000, respectively.

LEGAL

The Company's German subsidiary PBAG was sued in February 2006 by its former President and CEO, Walter J. Thomsen, whose employment was terminated effective as of November 7, 2005. The suit was filed in Germany. Mr. Thomsen sought declaratory relief regarding the alleged early and wrongful termination of his employment with the Company.

During the three-month period ended September 30, 2006, the Company settled the lawsuit with Walter J. Thomsen for 100,000 Euros (approximately $125,000). The Company made a deposit relating to the lawsuit in the amount of 31,805 Euros (approximately $40,000) on May 11, 2006, 28,720 Euros of which was paid out to Mr. Thomsen in September 2006. As this loss was not estimated by management to be probable as of June 30, 2006, the entire settlement amount was recorded as an expense during the three-month period ended September 30, 2006. Such amount is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. The balance was paid in full prior to December 31, 2006.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

LEGAL  (continued)

In addition to the matter discussed above, the Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition or results of operations.

7.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2006 and 2005:

                                                                 2006              2005
                                                             ------------      ------------

Numerator for basic and diluted loss per common share:
     Net loss charged to common stockholders                 $   (649,868)     $ (1,131,781)

Denominator for basic and diluted loss per common share:
     Weighted average number of common shares                  23,842,000        22,125,000
                                                             ------------      ------------

Basic and diluted loss per common share                      $      (0.03)     $      (0.05)
                                                             ============      ============
