Form 10QSB
period 2007-03-31
PROTEO INC
filed 2007-05-15
CIK 1063104

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

                  For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                       NUMBER OF SHARES OUTSTANDING
------------------------------     ----------------------------------------
Common Stock, $0.001 par value     23,879,350 shares of common stock as
                                   May 14, 2007

Transitional Small Business Disclosure Format
(Check one):
Yes |_|    No |X|.

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007

         Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2007 and 2006, and for the Period From November 22, 2000 (Inception) Through March 31, 2007

         Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2007 and 2006, and for the Period From November 22, 2000 (Inception) Through March 31, 2007

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $   355,215
     Research supplies inventory                                        91,605
     Prepaid expenses and other current assets                          23,750
                                                                   -----------
                                                                       470,570

PROPERTY AND EQUIPMENT, NET                                            380,346
                                                                   -----------

                                                                   $   850,916
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $   137,526
     Accrued licensing fees                                            880,000
                                                                   -----------
                                                                     1,017,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $0.001 per share;
         10,000,000 shares authorized; no shares
         issued or outstanding                                              -
     Common stock, par value $0.001 per share;
         300,000,000 shares authorized; 23,879,350
         shares issued and outstanding                                  23,880
     Additional paid-in capital                                      4,968,234
     Stock subscriptions receivable                                   (742,962)
     Accumulated other comprehensive income                            286,306
     Deficit accumulated during development stage                   (4,702,068)
                                                                   -----------
                                                                      (166,610)
                                                                   -----------

                                                                   $   850,916
                                                                   ===========

--------------------------------------------------------------------------------
PAGE F-1                               SEE ACCOMPANYING NOTES TO THESE CONDENSED
                                              CONSOLIDATED FINANCIAL STATEMENTS.

------------------------------------------------------------------------------------------------------
                                      PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND COMPREHENSIVE LOSS
                       FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
             AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2007
------------------------------------------------------------------------------------------------------

                                               UNAUDITED

                                                                                          NOVEMBER 22,
                                                                                              2000
                                                                                           (INCEPTION)
                                                          THREE-MONTHS    THREE-MONTHS      THROUGH
                                                          ENDED MARCH     ENDED MARCH      MARCH 31,
                                                            31, 2007        31, 2006          2007
                                                          ------------    ------------    ------------
REVENUES                                                  $          -    $          -    $          -
                                                          ------------    ------------    ------------

EXPENSES
     General and Administrative                                 94,940          90,821       3,275,418
     Research and Development, net of grants                    22,652          42,884       1,505,629
                                                          ------------    ------------    ------------
                                                               117,592         133,705       4,781,047
                                                          ------------    ------------    ------------

INTEREST AND OTHER INCOME (EXPENSE)                             (7,069)        (10,196)         16,005
                                                          ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                             (124,661)       (143,901)     (4,765,042)

MINORITY INTEREST IN LOSS OF CONSOLIDATED
     SUBSIDIARY, NET OF TAXES                                    3,948               -          62,974
                                                          ------------    ------------    ------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)                   (120,713)       (143,901)     (4,702,068)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                         5,915          13,631         286,276
                                                          ------------    ------------    ------------

COMPREHENSIVE LOSS                                        $   (114,798)   $   (130,270)   $ (4,415,792)
                                                          ============    ============    ============

BASIC AND DILUTED LOSS AVAILABLE TO COMON
     STOCKHOLDERS PER COMMON SHARE                        $      (0.01)   $      (0.01)
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        23,879,000      22,379,350
                                                          ============    ============

------------------------------------------------------------------------------------------------------
PAGE F-2                  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------------------------
                                    PROTEO, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006, AND
             FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2007
--------------------------------------------------------------------------------------------------

                                             UNAUDITED

                                                                                     NOVEMBER 22,
                                                                                         2000
                                                                                      (INCEPTION)
                                                     THREE-MONTHS    THREE-MONTHS      THROUGH
                                                     ENDED MARCH     ENDED MARCH      MARCH 31,
                                                       31, 2007        31, 2006          2007
                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (120,713)   $   (143,901)   $ (4,702,068)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                          13,238          11,650         234,058
     Unrealized foreign transaction loss              9,000          13,000         133,000
     Changes in operating assets and liabilities:
         Research supplies inventory                            -               -        (113,904)
         Prepaid expenses and other current assets         24,878           1,886         (21,303)
         Accounts payable and accrued liabilities          42,318         (47,173)        109,458
         Accrued licensing fees                                 -          33,000         747,000
                                                     ------------    ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                     (31,279)       (131,538)     (3,613,759)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                      (1,108)              -        (602,836)
Cash of reorganized entity                                      -               -          27,638
                                                     ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                      (1,108)              -        (575,198)
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          -               -       1,792,610
Proceeds from subscribed stock                             119,119         107,957       2,448,033
                                                     ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 119,119         107,957       4,240,643
                                                     ------------    ------------    ------------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH           (999)          5,151         303,529
                                                     ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                            85,733         (18,430)        355,215

CASH AND CASH EQUIVALENTS - beginning of period           269,482         227,777               -
                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - end of period            $    355,215    $    209,347    $    355,215
                                                     ============    ============    ============

--------------------------------------------------------------------------------------------------
PAGE F-3             SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 and for the period from November 22, 2000 (Inception) through March 31, 2007. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 and for the period from November 22, 2000 (Inception) through March 31, 2007, have been made. Such adjustments consisted only of normal recurring adjustments.

Certain note disclosures normally included in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

The results of operations for the three-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS

The Company and its subsidiary intend to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin, which is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post-surgery damage to tissue and complications resulting from organ transplantations. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association administered by Securities Dealers under the symbol "PTEO.OB".

--------------------------------------------------------------------------------
F-4

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

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

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any significant revenues from operations. There is no assurance of any future revenues.

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

Management has taken action to address these matters. They include:

     o Retention of experienced management personnel with particular skills in the commercialization of such products.
     o    Obtaining technology to develop additional biotech products.
     o Raising additional funds through the sale of debt and equity securities.
     o    Applying for additional research grants.

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used by humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

--------------------------------------------------------------------------------
F-5

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS (continued)

Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise funds to meet its future working capital requirements through the additional sales of debt and equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES," which supplements Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a tax benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted the provisions of FIN 48 on January 1, 2007. As the Company has fully reserved its deferred tax assets, the adoption of this standard had no material impact on the accompanying condensed consolidated financial statements.

--------------------------------------------------------------------------------
F-6

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

RECENT ACCOUNTING PRONOUNCEMENTS  (continued)

In July 2006, the FASB issued FASB Staff Position ("FSP") No. FAS 13-2, "ACCOUNTING FOR A CHANGE OR PROJECTED CHANGE IN THE TIMING OF CASH FLOWS RELATING TO INCOME TAXES GENERATED BY A LEVERAGED LEASE TRANSACTION," that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. We adopted the provisions of FSP No. FAS 13-2 on January 1, 2007. The Company's adoption of this FSP did not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "FAIR VALUE MEASUREMENTS," to define how the fair value of assets and liabilities should be measured in several other accounting standards where it is allowed or required. In addition to defining fair value, the statement establishes a framework within GAAP for measuring fair value and expands required disclosures surrounding fair-value measurements. While it will change the way companies currently measure fair value, it does not establish any new instances where fair-value measurement is required. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the company does business. It emphasizes that the value is based on assumptions that market participants would use, not necessarily only the company that might buy or sell the asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption allowed. We are currently evaluating the impact of adopting this Statement.

In February 2007, SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" was released. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential effect of SFAS No. 159 on its consolidated financial statements.

Other recent accounting pronouncements discussed in the notes to the December 31, 2006 audited consolidated financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were (or will be) required to be adopted during the year ending December 31, 2007, did not have or are not expected to have a significant impact on the Company's 2007 consolidated financial statements.

--------------------------------------------------------------------------------
F-7

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

2. EQUITY TRANSACTIONS

During the three-month periods ended March 31, 2007 and 2006, the Company received $119,119 and $107,957, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2007 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the three-month period ended March 31, 2007, nor have any stock options been granted from inception to-date.


3. LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2007 and 2006. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.


4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $286,000 at March 31, 2007.

--------------------------------------------------------------------------------
F-8

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the three-month periods ended March 31, 2007 and 2006.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange gains (losses) of approximately $9,000 and $(13,000) for the three-months ended March 31, 2007 and 2006, respectively.


6. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has not generated significant operating revenues since its inception. All fixed assets are located in Germany.


7. GRANTS

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement.

--------------------------------------------------------------------------------
F-9

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007
--------------------------------------------------------------------------------

7. GRANTS (continued)

The grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to cover the remaining 50.26 % of the costs. During 2006, the grant was modified and extended through December 31, 2007, so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 225,000 Euros in 2006 (received) and approximately 217,000 Euros in 2007. Grant funds approximating 31,000 and 57,000 Euros ($41,000 and $68,000, respectively) have been recorded as a reduction of research and development expenses for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, management believes that all milestones required by the new grant have been satisfied.


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

Royalties are to be paid quarterly, for the 30-year term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned from the sale of products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

At March 31, 2007, the Company has accrued $880,000 (660,000 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any installment payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of March 31, 2007, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004, 2005 and 2006 payments to later in 2007.

--------------------------------------------------------------------------------
F-10

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0,60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively. We received $119,119 and $107,957, respectively, in connection with such subscription agreements during the three-month periods ended March 31, 2007 and 2006, respectively. Approximately $743,000 is owed to us at March 31, 2007 under such subscription agreements. We expect to receive the outstanding balance in installments through December 2007 and believe such balance to be fully collectible.

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

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros of the New Grant in 2007 and 2006, respectively. We received grant funds approximating 31,000 Euros and 57,000 Euros (approximately $41,000 and $68,000, respectively) under the new grant for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, management believes that all milestones required by the New Grant have been satisfied.

The Company has cash approximating $355,000 as of March 31, 2007. This is an increase over the March 31, 2006 cash balance of approximately $210,000, due to receipts from the grant and equity financing activities

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditor's Report included in our Form 10-KSB for the year ended December 31, 2006 that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

CAPITAL EXPENDITURES

None significant.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

The Company's principal executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.   LEGAL PROCEEDINGS.
-------   ------------------

          None.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
-------   --------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION.
-------   ------------------

          None.

ITEM 6.   EXHIBITS.
-------   ---------

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


                                          PROTEO, INC.

Dated: May 14, 2007

                                          By: /s/ Birge Bargmann
                                              ---------------------------
                                              Birge Bargmann
                                              Principal Executive Officer and
                                              Chief Financial Officer
                                              (signed both as an Officer duly
                                              authorized to sign on behalf of
                                              the Registrant and Principal
                                              Financial Officer and Chief
                                              Accounting Officer)