Form 10QSB
period 2007-06-30
PROTEO INC
filed 2007-07-30
CIK 1063104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

                            -------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X].

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          NUMBER OF SHARES OUTSTANDING
----------------------------------    ----------------------------------------
  Common Stock, $0.001 par value        23,879,350 shares of common stock as
                                                    July 24, 2007

Transitional Small Business Disclosure Format
(Check one):
Yes |_|  No [X].

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet
         as of June 30, 2007                                                 F-1

         Unaudited Condensed Consolidated  Statements of Operations
         and Comprehensive Loss for the Three-month and Six-month
         Periods Ended June 30, 2007 and 2006, and for the Period
         From November 22, 2000 (Inception) Through June 30, 2007            F-2

         Unaudited  Condensed  Consolidated  Statements of Cash
         Flows for the Six-month  Periods Ended June 30, 2007 and
         2006, and for the Period From November 22, 2000 (Inception)
         Through June 30, 2007                                               F-3

         Notes to Unaudited Condensed Consolidated Financial Statements      F-4

Item 2.  Management's Discussion and Analysis or Plan of Operations            2

Item 3.  Controls and Procedures                                               5

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           6

Item 3.  Defaults Upon Senior Securities                                       6

Item 4.  Submission of Matters to a Vote of Security Holders                   6

Item 5.  Other Information                                                     6

Item 6.  Exhibits                                                              6

SIGNATURES                                                                     7

------------------------------------------------------------------------------------------------------

                                      PROTEO, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                             JUNE 30, 2007

------------------------------------------------------------------------------------------------------

                                               UNAUDITED


                                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                         $        309,593
   Research supplies inventory                                                                 92,566
   Prepaid expenses and other current assets                                                   11,765
                                                                                    ------------------
                                                                                              413,924

PROPERTY AND EQUIPMENT, NET                                                                   367,025
                                                                                    ------------------

                                                                                     $        780,949
                                                                                    ==================

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $         66,360
   Accrued licensing fees                                                                     889,000
                                                                                    ------------------
                                                                                              955,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
       no shares issued and outstanding                                                             -
   Common stock, par value $0.001 per share; 300,000,000 shares authorized;
       23,879,350 shares issued or outstanding                                                 23,880
   Additional paid-in capital                                                               4,968,234
   Stock subscriptions receivable                                                            (681,349)
   Accumulated other comprehensive income                                                     300,198
   Deficit accumulated during development stage                                            (4,785,374)
                                                                                    ------------------
                                                                                             (174,411)
                                                                                    ------------------

                                                                                     $        780,949
                                                                                    ==================

------------------------------------------------------------------------------------------------------
PAGE F-1                  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------------------------------------

                                                    PROTEO, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                               FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
                            AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2007

-----------------------------------------------------------------------------------------------------------------------------------

                                                             UNAUDITED

                                                                                                                     NOVEMBER 22,
                                                                                                                        2000
                                              THREE-MONTHS      THREE-MONTHS      SIX-MONTHS       SIX-MONTHS        (INCEPTION)
                                             ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,   THROUGH JUNE 30,
                                                 2007               2006             2007             2006              2007

REVENUES                                     $           -     $           -     $           -    $           -    $             -
                                            ---------------   ---------------   ---------------  ---------------  -----------------

EXPENSES
  General and Administrative                        40,517            76,626           135,457          167,447          3,315,935
  Research and Development, net of grants           37,071            (3,477)           59,723           39,407          1,542,700
                                            ---------------   ---------------   ---------------  ---------------  -----------------
                                                    77,588            73,149           195,180          206,854          4,858,635
                                            ---------------   ---------------   ---------------  ---------------  -----------------

INTEREST AND OTHER INCOME (EXPENSE), NET            (5,718)          (22,464)          (12,788)         (32,660)            10,287
                                            ---------------   ---------------   ---------------  ---------------  -----------------

NET LOSS BEFORE MINORITY INTEREST                  (83,306)          (95,613)         (207,968)        (239,514)        (4,848,348)

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARY, NET OF TAXES                  -                 -             3,948                -             62,974
                                            ---------------   ---------------   ---------------  ---------------  -----------------

NET LOSS (AVAILABLE TO COMMON
  STOCKHOLDERS)                                    (83,306)          (95,613)         (204,020)        (239,514)        (4,785,374)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                       13,892            16,724            19,807           43,419            300,198
                                            ---------------   ---------------   ---------------  ---------------  -----------------

COMPREHENSIVE LOSS                           $     (69,414)    $     (78,889)    $    (184,213)   $    (196,095)   $    (4,485,176)
                                            ===============   ===============   ===============  ===============  =================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                               $       (0.00)    $       (0.00)    $       (0.01)   $       (0.01)
                                            ===============   ===============   ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            23,879,350        22,079,350        23,879,350       22,379,350
                                            ===============   ===============   ===============  ===============


-----------------------------------------------------------------------------------------------------------------------------------
PAGE F-2                                               SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


----------------------------------------------------------------------------------------------------------------------

                                              PROTEO, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006, AND
                        FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2007

----------------------------------------------------------------------------------------------------------------------

                                                    UNAUDITED

                                                                                                        NOVEMBER 22,
                                                                                                           2000
                                                                  SIX-MONTHS         SIX-MONTHS         (INCEPTION)
                                                                     ENDED              ENDED             THROUGH
                                                                 JUNE 30, 2007      JUNE 30, 2006      JUNE 30, 2007
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $      (204,020)   $      (239,514)   $    (4,785,374)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                         27,366             27,806            248,185
    Loss on disposal of property and equipment                            3,684                  -              3,684
    Unrealized foreign transaction loss                                  18,000             40,000            142,000
    Changes in operating assets and liabilities:
       Research supplies inventory                                            -              9,944           (113,904)
       Prepaid expenses and other current assets                         36,776            (45,538)            (9,405)
       Accounts payable and accrued liabilities                         (28,705)           (66,597)            38,435
       Accrued licensing fees                                                 -             68,000            747,000
                                                               -----------------  -----------------  -----------------
NET CASH USED IN OPERATING ACTIVITIES                                  (146,899)          (205,899)        (3,729,379)
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                    (1,108)                 -           (602,836)
Cash of reorganized entity                                                    -                  -             27,638
                                                               -----------------  -----------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,108)                 -           (575,198)
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        -                  -          1,792,610
Proceeds for subscribed stock                                           180,732            187,296          2,509,646
                                                               -----------------  -----------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               180,732            187,296          4,302,256
                                                               -----------------  -----------------  -----------------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION
    ON CASH                                                               7,386               (261)           311,914
                                                               -----------------  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                          40,111            (18,864)           309,593

CASH AND CASH EQUIVALENTS - beginning
    of period                                                           269,482            227,777                  -
                                                               -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS - end of
    period                                                      $       309,593    $       208,913    $       309,593
                                                               =================  =================  =================

----------------------------------------------------------------------------------------------------------------------
PAGE F-3                                  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo" or the "Company") and its wholly owned subsidiary Proteo Biotech, AG, without audit, prepared the condensed consolidated financial statements for the six-month periods ended June 30, 2007 and 2006 and for the period from November 22, 2000 (Inception) through June 30, 2007. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the six-month periods ended June 30, 2007 and 2006 and for the period from November 22, 2000 (Inception) through June 30, 2007, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Proteo, Inc.'s Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 31, 2007.

The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NATURE OF BUSINESS

The Company and its subsidiary intend to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin which is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations. The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

NATURE OF BUSINESS (continued)

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. After he research and development phase is complete, the Company intends to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from any product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000, has not generated any significant revenues from operations, and there is no assurance of any future revenues.

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

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products or that the regulatory authorities will review the product within the average period of time.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS (continued)

Management plans to obtain revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through additional sales of debt and equity securities.

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither Financial Accounting Standards Board ("FASB"), it's Emerging Issues Task Force, the AICPA, or the SEC have issued any accounting pronouncements since the Company filed its December 31, 2006 Form 10KSB that are expected to have a material impact on the Company's future consolidated financial statements.

Other recent accounting pronouncements discussed in the notes to the December 31, 2006 audited consolidated financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending December 31, 2007, did not have or are not expected to have a significant impact on the Company's 2007 consolidated financial statements.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUES

During the six-month periods ended June 30, 2007 and 2006, the Company received $180,732 and $187,296, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2007 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the six-month period ended June 30, 2007, nor have any stock options been granted from inception to-date.

3.  LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2007 and 2006. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals the reported net loss, divided by the weighted average common shares outstanding for the respective periods.

4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from the results of operations but are included in comprehensive income/loss and accumulated in a separate component of stockholders' deficit. Accumulated comprehensive income approximated $300,000 at June 30, 2007.

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the six-month periods ended June 30, 2007 and 2006.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency exchange losses of approximately $18,000 and $40,000 for the six-months ended June 30, 2007 and 2006, respectively.

6.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All fixed assets are located in Germany.

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

--------------------------------------------------------------------------------

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

--------------------------------------------------------------------------------

7.  GRANTS (continued)

The grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to finance the remaining costs. During 2006, the grant was modified and extended through December 31, 2007, so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 225,000 Euros in 2006 (received) and approximately 217,000 Euros in 2007. Grant funds approximating 74,000 and 141,000 Euros ($98,000 and $173,000, respectively) have been reported as a reduction of research and development expenses for the six-month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, management believes that all milestones required by the grant have been satisfied.

8.  LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty year license agreement with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive worldwide license for the intellectual property, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year, for a term of six years for a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such term for any royalties and for 50% of any salary.

Royalties are to be paid quarterly, for the term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned from sales of products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

At June 30, 2007, the Company has accrued $889,000 (660,000 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of June 30, 2007, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 through 2006 payments to later in 2007.

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

The Company intends to implement Elafin as a drug in the treatment of serious tissue and muscle damage, e.g. due to traffic accidents, and intends to achieve governmental approval in Europe first. Currently, management estimates that it will take at least four years to achieve its first governmental approval for the use of Elafin as a drug in the treatment of serious tissue and muscle damage.

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficacy in the indicated treatment. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with Good Manufacturing Practices ("GMP") standards, or that Elafin will receive any governmental approval for its use as a drug in any of the intended applications.

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

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and currently is in the process of planning a Phase II clinical trial. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0,60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively. We received $180,732 and $187,296, respectively, in connection with such subscription agreements during the six-month periods ended June 30, 2007 and 2006, respectively. Approximately $300,000 is owed to us at June 30, 2007 under such subscription agreements. We expect to receive the outstanding balance in installments through December 2007 and believe such balance to be fully collectible.

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

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros of the New Grant in 2007 and 2006, respectively. We received grant funds approximating 64,000 Euros (approximately $87,000) for the six-month period, and 33,000 Euros (approximately $45,000) for the three-month period ended June 30, 2007, respectively, under the new grant and qualified for an additional 9,250 Euros (approximately $12,500), which we have recorded as a receivable at period end. As of June 30, 2007, management believes that all milestones required by the New Grant have been satisfied.

The Company has cash approximating $310,000 as of June 30, 2007. This is an increase over the June 30, 2006 cash balance of approximately $210,000, due to receipts from the grant and equity financing activities.

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

GOING CONCERN

The Company's independent registered public accounting firm stated in its Auditor's Report included in our Form 10-KSB for the year ended December 31, 2006 that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to continue to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to fund its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

CAPITAL EXPENDITURES

None significant.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

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


                                            PROTEO, INC.

Dated: July 30, 2007

                                            By:  /s/ Birge Bargmann
                                                 -------------------------------
                                                 Birge Bargmann
                                                 Principal Executive Officer and
                                                 Chief Financial Officer
                                                 (signed both as an Officer duly
                                                 authorized to sign on behalf of
                                                 the Registrant and Principal
                                                 Financial Officer and Chief
                                                 Accounting Officer)