Form 10QSB
period 2007-09-30
PROTEO INC
filed 2007-11-14
CIK 1063104

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

                For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                           NUMBER OF SHARES OUTSTANDING
-------------------------------------    --------------------------------------
Common Stock, $0.001 par value           23,879,350 shares of common stock as
                                         November 14, 2007

Transitional Small Business Disclosure Format
(Check one):
Yes |_| No |X|.

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007

         Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2007 and 2006, and for the Period From November 22, 2000 (Inception) Through September 30, 2007

         Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2007 and 2006, and for the Period From November 22, 2000 (Inception) Through September 30, 2007

         Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

                                    UNAUDITED


                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $    469,038
     Research supplies inventory                                98,042
     Prepaid expenses and other current assets                  69,547
                                                          ------------
                                                               636,627

PROPERTY AND EQUIPMENT, NET                                    374,385
                                                          ------------

                                                          $  1,011,012
                                                          ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities             $    102,144
     Accrued licensing fees                                    942,000
                                                          ------------
                                                             1,044,144

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $0.001 per share;
         10,000,000 shares authorized; no shares
         issued or outstanding                                      --
     Common stock, par value $0.001 per share;
         300,000,000 shares authorized; 23,879,350
         shares issued and outstanding                          23,880
     Additional paid-in capital                              4,968,234
     Stock subscriptions receivable                           (538,742)
     Accumulated other comprehensive income                    345,204
     Deficit accumulated during development stage           (4,831,708)
                                                          ------------
                                                               (33,132)
                                                          ------------

                                                          $  1,011,012
                                                          ============

  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

----------------------------------------------------------------------------------------------------------------------------------
                                                    PROTEO, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      AND COMPREHENSIVE LOSS
                           FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                         AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2007
----------------------------------------------------------------------------------------------------------------------------------

                                                             UNAUDITED

                                                                                                                      NOVEMBER 22,
                                                                                                                         2000
                                                      THREE-MONTHS    THREE-MONTHS    NINE-MONTHS     NINE-MONTHS     (INCEPTION)
                                                         ENDED           ENDED           ENDED           ENDED          THROUGH
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          2007            2006            2007            2006            2007
                                                      ------------    ------------    ------------    ------------    ------------
REVENUES                                              $         --    $         --    $         --    $         --    $         --
                                                      ------------    ------------    ------------    ------------    ------------

EXPENSES
     General and Administrative                             58,221         234,828         193,678         402,275       3,374,156
     Research and Development, net of grants                43,641          36,971         103,364          76,378       1,586,341
                                                      ------------    ------------    ------------    ------------    ------------
                                                           101,862         271,799         297,042         478,653       4,960,497
                                                      ------------    ------------    ------------    ------------    ------------

INTEREST AND OTHER INCOME (EXPENSE), NET                    55,528           1,480          42,740         (31,180)         65,815
                                                      ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                          (46,334)       (270,319)       (254,302)       (509,833)     (4,894,682)

MINORITY INTEREST IN LOSS OF CONSOLIDATED
     SUBSIDIARY, NET OF TAXES                                   --              --           3,948              --          62,974
                                                      ------------    ------------    ------------    ------------    ------------

NET LOSS (AVAILABLE TO COMMON STOCKHOLDERS)                (46,334)       (270,319)       (250,354)       (509,833)     (4,831,708)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                    45,006           5,023          64,813          31,718         345,204
                                                      ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                    $     (1,328)   $   (265,296)   $   (185,541)   $   (478,115)   $ (4,486,504)
                                                      ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE               $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    23,879,350      22,379,350      23,879,350      22,379,350
                                                      ============    ============    ============    ============

                           SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




--------------------------------------------------------------------------------------------------
                                    PROTEO, INC. AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006, AND
           FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2007
--------------------------------------------------------------------------------------------------

                                             UNAUDITED


                                                                                      NOVEMBER 22,
                                                                                          2000
                                                       NINE-MONTHS    NINE-MONTHS     (INCEPTION)
                                                           ENDED          ENDED         THROUGH
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            2007           2006           2007
                                                        -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (250,354)   $  (509,833)   $(4,831,708)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                            40,655         40,666        261,474
     Loss on disposal of property and equipment               3,723             --          3,723
     Unrealized foreign currency transaction loss            71,000         49,000        142,000
     Changes in operating assets and liabilities:
         Research supplies inventory                             --         10,068       (113,904)
         Prepaid expenses and other current assets          (16,044)       (23,388)       (62,225)
         Accounts payable and accrued liabilities               983        (42,256)        68,123
         Accrued licensing fees                                  --        103,000        800,000
         Settlement liability                                    --         86,526             --
                                                        -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                      (150,037)      (286,217)    (3,732,517)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                        (1,197)            --       (602,925)
Cash of reorganized entity                                       --             --         27,638
                                                        -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (1,197)            --       (575,287)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                           --             --      1,792,610
Proceeds from subscribed stock                              323,339        225,680      2,652,253
Capital Contributions                                            --         63,471
                                                        -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   323,339        289,151      4,444,863
                                                        -----------    -----------    -----------

NET EFFECT OF FOREIGN CURRENCY TRANSLATION
     ON CASH AND CASH EQUIVALENTS                            27,451          1,088        331,979
                                                        -----------    -----------    -----------

NET INCREASE IN CASH                                        199,556          4,022        469,038

CASH AND CASH EQUIVALENTS - beginning of period             269,482        227,777             --
                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - end of period               $   469,038    $   231,799    $   469,038
                                                        ===========    ===========    ===========

           SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                               F-3

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The management of Proteo, Inc. ("Proteo") and its wholly owned subsidiary Proteo Biotech, AG (hereinafter collectively referred to as "the Company"), without audit, prepared the accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2007 and 2006 and for the period from November 22, 2000 (Inception) through September 30, 2007. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the aforementioned periods, have been made. Such adjustments consist only of normal recurring adjustments.

Certain note disclosures normally included in our annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to instructions for Form 10-QSB. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 30, 2007.

The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

NATURE OF BUSINESS (continued)

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. After the research and development phase is complete, the Company intends to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from any product sales. Management believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000, has not generated any significant revenues from operations, and there is no assurance of any future revenues.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management has taken actions to address these matters. They include:

     o Retention of experienced management personnel with particular skills in the commercialization of such products.
     o    Obtaining technology to develop additional biotech products.
     o Raising additional funds through the sale of debt and equity securities.
     o    Applying for additional research grants.

The Company's proposed products, to the extent they may be deemed drugs or biologics, will be governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by such regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products or that the regulatory authorities will review the product within the average period of time.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Proteo and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the Financial Accounting Standards Board ("FASB"), its Emerging Issues Task Force, the AICPA, nor the SEC have issued any accounting pronouncements since the Company filed its December 31, 2006 Form 10-KSB that are expected to have a material impact on the Company's future consolidated financial statements.

Other recent accounting pronouncements discussed in the notes to the December 31, 2006 audited consolidated financial statements, filed previously with the SEC in Form 10-KSB, that were required to be adopted during the year ending December 31, 2007, did not have or are not expected to have a significant impact on the Company's 2007 consolidated financial statements.

2. STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER STOCK ISSUANCES

During the nine-month periods ended September 30, 2007 and 2006, the Company received $323,339 and $225,680, respectively, in connection with stock subscriptions receivable. Management expects the outstanding balance of the stock subscriptions receivable to be received in installments through December 2007 and believes such balance to be fully collectible.

There have been no issuances of common stock or preferred stock during the nine-month period ended September 30, 2007, nor have any stock options been granted from inception to-date.

3. LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128 EARNINGS PER SHARE. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2007 or 2006. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals the reported net loss, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translation are excluded from the results of operations but are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. Accumulated comprehensive income approximated $345,000 at September 30, 2007.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to the licensing agreement described in
Note 8 in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement, and, therefore, has not realized any foreign currency exchanges gains or losses during the nine-month periods ended September 30, 2007 and 2006.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction loss of approximately ($71,000) and ($49,000) for the nine-months ended September 30, 2007 and 2006, respectively.

6. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All fixed assets are located in Germany.

7. GRANTS

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros for further research and development of the Company's pharmaceutical product Elafin. The grant covers the period from April 1, 2004 to March 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the related agreement.

--------------------------------------------------------------------------------
                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

7. GRANTS (continued)

The grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to finance the remaining costs. During 2006, the grant was modified and extended through December 31, 2007, so that the Company is eligible to receive the following amounts: 120,911 Euros in 2004 (received); 197,316 Euros in 2005 (received); 225,000 Euros in 2006 (received) and approximately 217,000 Euros in 2007. Grant funds approximating 112,000 and 181,000 Euros ($151,000 and $226,000, respectively) have been reported as a reduction of research and development expenses for the nine-month periods ended September 30, 2007 and 2006, respectively. The Company reasonably assumes to incur eligible expenses to cover the outstanding grant. However, any portion of the grant that will not be used by December 31, 2007 may not be rolled forward and would be forfeited. As of September 30, 2007, management believes that all milestones required by the grant have been satisfied.

8. LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty year license agreement with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive worldwide license for such intellectual property, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year, for a term of six years for a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such term for any royalties and for 50% of any salary.

Royalties are to be paid quarterly, for the term of the agreement, to Dr. Wiedow in the amount of 3% of gross revenues earned from sales of products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

At September 30, 2007, the Company has accrued $942,000 (660,000 Euros) of licensing fees payable to Dr. Wiedow. The Company has not made any payments to Dr. Wiedow as required under the original agreement. During 2004, the licensing agreement was amended to require payments of 30,000 Euros, on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. No payments have been made to Dr. Wiedow as of September 30, 2007, and this is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the 2004 through 2006 payments to later in 2007.

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

A necessary pre-requisite for the commencement of clinical trials was the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO), for the production of a required amount of Elafin according to GMP standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for clinical trials must comply with a large number of rules and regulations. Eurogentec completed its required production run of Elafin which was used in our clinical trial discussed below

In April 2005, we entered into an agreement with the German Institut fur klinische Pharmakologie ("IKP"), an experienced Contract Research Organization
(CRO), to assist us with our initial clinical trial involving Elafin, to evaluate the tolerability, safety, pharmacokinetic and dynamics of Elafin pursuant to a clinical protocol [e.g. with healthy young men]. In November 2005 we commenced, and in December 2005, we successfully completed, a first Phase I trial for Elafin. Elafin was tested on 32 healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate tolerability and safety at the IKP in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred.

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and currently is in the process of planning a Phase II clinical trial. The design of a first Phase II study is intended to prove Elafin's efficacy in a certain indication is substantially complete.The realization of such Phase II study will depend widely on the Company's ability to acquire sufficient funds in its financial activities. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to the year's end, the Committee for Orphan Medical Products (COMP) of the EMEA adopted a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of this recommendation by the European Commission.

In September 2006, Windhover Information, Inc., an established provider of business information for decision makers in the biotechnology and pharmaceutical industries, chose our Elafin project as one of the top 10 unlicensed cardiovascular compounds. We presented the Elafin project at the "Windhover's Therapeutic Alliances Cardiovascular Conference" in Chicago, United States on November 16, 2006.

In July 2007, we entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Proteo will initially provide support for animal experiments with its lead product on newborn rats to be carried out by Dr. Bernard Thebaud, associate professor at the Department of Pediatrics and Neonatology and a recognized authority in this area, with profound knowledge of animal models and clinical experience.

In August 2007, the Company's subsidiary entered into a license agreement with Rhein Minapharm ("Rhein"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Rhein the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an initial payment of $110,000 upon execution of the license agreement, and may receive milestone-payments upon Rhein's attainment of certain clinical milestones as well as royalties on net product sales. In addition, Rhein will take over the funding of clinical research activities for the designated region. The agreement schedules the transfer of the biotechnological production process of Elafin to Cairo.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0,60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively. We received $323,339 and $225,680, respectively, in connection with such subscription agreements during the nine-month periods ended September 30, 2007 and 2006, respectively. Approximately $539,000 is owed to us at September 30, 2007 under such subscription agreements. We expect to receive the outstanding balance in installments through December 2007 and believe such balance to be fully collectible.

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

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros of the New Grant in 2007 and 2006, respectively. We received grant funds approximating 112,000 Euros (approximately $151,000) for the nine-month period ended September 30, 2007, and 38,000 Euros (approximately $52,000) for the three-month period ended September 30, 2007, respectively, under the New Grant. We recorded approximately $52,000 as a receivable at period end under prepaid expenses and other current assets in the condensed consolidated balance sheet. The management reasonably expects to incur eligible expenses to cover the outstanding grant. However, any portion of the grant that will not be used by December 31, 2007 may not be rolled forward and would be forfeited. As of September 30, 2007, management believes that all milestones required by the New Grant have been satisfied.

The Company has cash approximating $469,000 as of September 30, 2007. This is an increase over the September 30, 2006 cash balance of approximately $232,000, due to receipts from the grant, the payment received from Rhein and equity financing activities.

Management believes that the Company will not generate any significant revenues for at least the next four years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favourable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in its Auditor's Report included in our Form 10-KSB for the year ended December 31, 2006 filed with the SEC on March 30, 2007, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to continue to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. Therefore, the Company will be required to seek additional cash to fund its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

CAPITAL EXPENDITURES

None significant.

ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

The Company's principal executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended). Based on her most recent evaluation, she has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Exhibits:

         10.7 License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE.

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

Dated: November 14, 2007

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