Form 10KSB
period 2007-12-31
PROTEO INC
filed 2008-04-14
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2007

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

              Securities registered under Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
------------------------------      --------------------------------------------
              None                                      None

              Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 10,949,350 shares held by non-affiliates and the closing price of $1.07 per share for the common stock on the over-the counter market as of April 7, 2008): approximately $11,715,804.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,879,350 at April 7, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ]  NO [X]

                                  PROTEO, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS

                                     PART I
Item  1.     Description of Business
Item  2.     Description of Property
Item  3.     Legal Proceedings
Item  4.     Submission of Matters to a Vote of Security Holders

                                     PART II
Item  5.     Market for Common Equity and Related Stockholder Matters and
               Purchaser of Equity Securities
Item  6.     Management's Discussion and Analysis or Plan of Operation
Item  7      Financial Statements
Item  8.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure
Item 8A (T)  Controls and Procedures
Item 8B      Other Information

                                    PART III
Item 9.      Directors, Executive Officers, Promoters, Control Persons and
               Corporate Governance; Compliance With Section 16(a) of the Exchange Act
Item 10.     Executive Compensation
Item 11.     Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters
Item 12.     Certain Relationships and Related Transactions, and Director
               Independence
Item 13.     Exhibits
Item 14.     Principal Accountant Fees and Services

             Signatures

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

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY OVERVIEW- HISTORY

Proteo, Inc. is a Nevada corporation formed on December 18, 1992. Proteo, Inc. has one wholly owned subsidiary, Proteo Biotech AG ("PBAG"), a German corporation (Proteo, Inc. and PBAG are hereinafter collectively referred to as the "Company" and "Proteo"). The Company's common stock is currently quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PTEO.OB". Effective December 31, 2004, the Company's other wholly owned subsidiary, Proteo Marketing, Inc. ("PMI") was merged into the Company.

PMI was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with PBAG, and as a result, PBAG became a wholly owned subsidiary of PMI.

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post-reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc.

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

Elafin may also be used in the course of heart transplantation. To transplant hearts successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damage caused by blood supply deficiencies. Tests carried out on rabbits at the University of Toronto have demonstrated the effectiveness of an infusion with Elafin after a heart transplant. In cases where Elafin was not administered, a substantial thickening of the coronary vessel walls occurred due to temporary circulation reduction. Thus, frequently the heart was not sufficiently supplied with blood. Inflammation and destruction of the heart musculature, which was partly replaced by functionless scar tissue, was the result. Treatment with Elafin has been shown to reduce such damage to a minimal level.

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

In May 2004 we received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The 2004 grant covered the period from April 1, 2004 to March 31, 2007 if certain milestones were reached by September 30 of each year. The 2004 grant was extended through December 31, 2007. The 2004 grant covered 49.74% of eligible research and development costs and was subject to our ability to otherwise finance the remaining 50.26% of the costs. An additional condition of the grant was that the product had to be developed and subsequently produced in the German State of Schleswig-Holstein.

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

After developing a production procedure for Elafin, Proteo has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, Proteo has contracted Eurogentec, an experienced Contract Manufacturing Organization (CMO) located in Belgium to produce Elafin in accordance with GMP (good manufacturing practices) standards as required for clinical trials.

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

In 2006, the Company gathered and evaluated additional data from the results of the Phase I study. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

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

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products (COMP) of the EMEA issued a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. On March 20, 2007 the orphan drug designation became effective upon adoption of the recommendation by the European Commission.

In July 2007, we entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Animal experiments on newborn rats will be carried out by Dr. Bernard Thebaud, associate professor at the Department of Pediatrics and Neonatology.

In August 2007, the Company's subsidiary entered into a license agreement with Rhein Minapharm ("Mina"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Mina the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.

In January 2008, we entered into an agreement with Stanford University, California to cooperate in preclinical studies related to Elafin's treatment of pulmonary arterial hypertension.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and CEO of PBAG is currently Birge Bargmann. The directors of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has five full-time employees and one part-time employee as of December 31, 2007.

To date, the Company has not had profitable operations. Furthermore, we do not anticipate that we will have profitable operations in the near future.

COLLABORATION WITH OTHER COMPANIES

In an effort to provide the Company with some revenue which will be utilized in the implementation of our business plan, our Subsidiary periodically may provide research and development and manufacturing services as a sub-contractor and/or consultant to unaffiliated companies which do not compete with the Company. We plan to explore such opportunities if deemed advantageous to the Company.

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

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for more than ten years. Currently, there have been more than 200 related patents granted. Most of these substances are produced synthetically, and are not applicable in the treatment of cardiac infarctions. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. From the human protein inter-alpha-trypsin inhibitor a highly elastase inhibitor, depelestat, has been engineered. Four other substances, ZD8321, ZD0892, SSR69071 and ONO-5046, are artificial elastase inhibitors which may have effectiveness comparable to that of Elafin.

SECRETORY LEUKOPROTEASE INHIBITOR (SLPI)

Amgen, Inc. is the owner of the patent for SLPI. Amgen purchased this patent by acquiring Synergen, Inc. SLPI is quite similar to Elafin. Nevertheless, SLPI has some disadvantages in its intended application in the treatment of cardiac infarctions and in the treatment of serious injuries. It is only effective against one (leukocyte-elastase) of the two (leukocyte-elastase and proteinase
3) major enzymes which destroy tissue, while Elafin has shown effectiveness against both. Therefore, Elafin is probably more effective. Furthermore, SLPI is not as stable as Elafin, which is a disadvantage in its distribution as a drug. SLPI was discovered much earlier than Elafin; therefore, the remaining term of the covering patent should be shorter than that related to Elafin. Amgen has not mentioned any further development of SLPI as a drug candidate since its annual report for 1998.

ALPHA-1-ANTITRYPSIN

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Research into the use of alpha-1-antitrypsin for the treatment of cardiac infarctions, shock and other serious inflammations has been ongoing for the last twenty years. Compared to Elafin, however, there are some substantial problems related to alpha-1-antitrypsin. For example, alpha-1-antitrypsin is not as stable as Elafin, and therefore, from the scientific point of view it is probably not as effective as Elafin. Alpha-1-antitrypsin has received approval for the use as a drug in genetic deficiency of alpha-1-antitrypsin and is currently produced from pooled human sera. Recombinant production of alpha-1-antitrypsin has been established by Arriva Pharmaceuticals Inc., and clinical trials for the use as an aerosol for the treatment of alpha-1-antitrypsin deficiency have been conducted by Baxter Bioscience.

RECOMBINANT MONOCYTE/NEUTROPHIL ELASTASE INHIBITOR (RM/NEI)

This compound of human descent is currently under development for the treatment of cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc.
(CBR), an affiliate of the Harvard Medical School, which holds the rights to this compound.

ONO-5046 (SIVELESTAT)

Ono Pharmaceutical Co. Ltd., in Japan has developed the synthetic elastase inhibitor ONO-5046 (Sivelestat). Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalized inflammatory syndrome" in Japan and in Korea (Dong-A, Pharmaceutical Co., Ltd., Seoul) in 2006.

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

Additionally, the clinical testing, manufacture, promotion and sale of a significant majority of the products and technologies of the Company, if those products and technologies are to be offered and sold in the United States, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA and corresponding state regulatory agencies. Additionally, to the extent those products and technologies are to be offered and sold in markets other than the United States, the clinical testing, manufacture, promotion and sale of those products and technologies will be subject to similar regulation by corresponding foreign regulatory agencies. In general, the regulatory framework for biological health care products is more rigorous than for non-biological health care products. Generally, biological health care products must be shown to be safe, pure, potent and effective. There are numerous state and federal statutes and regulations that govern or influence the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, distribution and promotion of biological health care products. Non-compliance with applicable governmental requirements can result in, among other things, fines, injunctions, seizures of products, total or partial suspension of product marketing, failure of the government to grant pre-market approval, withdrawal of marketing approvals, product recall and criminal prosecution.

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings including fourteen patents already issued. The issued patents include three patents which have been issued in the United States of America. The Company does not have title to any patents; title to the patents rests with Dr. Wiedow.

Dr. Wiedow will receive three percent of the gross revenues of the Company from products based on patents of which he was the principal inventor. Further, Dr. Wiedow will receive license fees in the amount of 110,000 Euros per year for a period of six years through December 31, 2006, for an aggregate of 660,000 Euros, and refund all expenses to maintain the patents (patent fees, legal fees, etc.). Such license fees shall be reduced by any other royalties paid to Dr. Wiedow. As of the date of this annual report, 30,000 Euros (approx. $43,000) have been paid to Dr. Wiedow, and 630,000 Euros (approx. $928,000) have been accrued as a liability.

AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for Elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent of the net sales of the Company from products based on patents in which Dr. Wiedow was the principal inventor. Proteo holds an exclusive license for the following patents:

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

EMPLOYEES

As of December 31, 2007 Proteo had five full-time employees, all working at our offices in Germany.

ITEM 2 - DESCRIPTION OF PROPERTY

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. One lease for office space at Kiel, Germany was canceled as of October 31, 2005. In June 2004 and in August 2005, we entered into leases for lab and office space and additional office space, respectively, expiring through December 2008. Certain leases have a rental adjustment in 2007 based on the consumer price index. The aggregate monthly rental under the foregoing leases is approximately $3,500.

ITEM 3 - LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASER OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for the fiscal years ended December 31, 2007 and 2006 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

                               COMMON STOCK PRICES

                     YEAR                PERIOD                 HIGH      LOW
                                                               -------  --------
                     2007                First Quarter          $0.71    $0.36
                                         Second Quarter          0.67     0.46
                                         Third Quarter           0.65     0.28
                                         Fourth Quarter          1.01     0.30


                     2006                First Quarter          $1.55    $0.56
                                         Second Quarter          1.01     0.51
                                         Third Quarter           0.98     0.41
                                         Fourth Quarter          0.75     0.36

On April 7, 2008, the last sales price of our common stock was $1.07 per share. No cash dividends have been paid on our common stock for the 2007 and 2006 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 21, 2008, the number of shareholders of record of the Company's common stock was 1,808.

PENNY STOCK

Until we satisfy the initial listing requirements for the Nasdaq Stock Market and successfully apply to have our shares of common stock listed thereon, the public trading, if any, of our common stock will be on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with a net worth exceeding $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse) in each of the two most recent fiscal years and reasonably expect to reach the same income level in the current year. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

DIVIDEND POLICY

To date, we have declared no cash dividends on our Common Stock, and do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 2006, we entered into a Common Stock Purchase Agreement (the "Agreement") with FIDEsprit AG, a Swiss corporation (the "Investor"). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,500,000 shares of our common stock at a purchase price of $0.60 per share, for an aggregate purchase price of $900,000. In payment of the purchase price, the Investor delivered to us a promissory note in the principal amount of $900,000. The promissory note does not bear any interest, and is payable in five installments of $180,000, with the first payment due on the date the shares were issued, on December 22, 2006, followed by four quarterly payments commencing on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The aggregate purchase price of $900,000 has been paid in full in installments through December 14, 2007.

In November 2005, the Company entered into a common stock purchase agreement to sell 300,000 shares of the Company's restricted common stock at a price of $0.84 per share or $256,000 in exchange for a promissory note, bearing no interest. Payments under the promissory note must be made in four equal installments of $64,000 each, falling due on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, respectively. This promissory note has been paid in full.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual

Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative expenses, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Annual Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

The Company currently generates minor nonoperating revenue from its out-licensing activities and does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurance as to the level of operating revenues, if any, the Company may actually achieve from its planned principal operations.

PLAN OF OPERATION

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

The Company intends to implement Elafin as a drug in the treatment of inflammatory diseases, and intends to achieve governmental approval in Europe first. Currently, management estimates that it will take at least four years to achieve its first governmental approval for the use of Elafin as a drug for the first indication.

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

A necessary pre-requisite for the commencement of clinical trials was the production of Elafin according to GMP Standards. In anticipation of commencing clinical trials, on March 18, 2005 we entered into a contractual agreement with Eurogentec S.A., located in Liege, Belgium, an experienced Contract Manufacturing Organization (CMO), for the production of a required amount of Elafin according to GMP standards. The authorities demand strict standards for the manufacture of medicines for clinical testing, and the GMP production of Elafin for clinical trials must comply with a large number of rules and regulations. Eurogentec completed its required production run of Elafin which was used in our clinical trial discussed below.

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

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and we are currently in the process of planning a Phase II clinical trial. The design of a first Phase II study, which is intended to prove Elafin's efficacy in a certain indication, is substantially complete. The realization of such Phase II study will depend widely on the Company's ability to acquire sufficient funds in its financial activities. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products (COMP) of the EMEA adopted a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of the recommendation by the European Commission.

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

In July 2007, we entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Proteo will initially provide support for animal experiments with its lead product on newborn rats to be carried out by Dr. Bernard Thebaud, associate professor at the Department of Pediatrics and Neonatology and a recognized authority in this area, with profound knowledge of animal models and substantial clinical experience.

In August 2007, the Company's subsidiary entered into an agreement with Mina for clinical development, production and marketing of Elafin. We have granted Mina the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an initial payment of $110,000 upon execution of the agreement, and may receive milestone-payments upon Mina's attainment of certain clinical milestones as well as royalties on future net product sales. In addition, Mina will take over the funding of clinical research activities for the designated region. The agreement schedules the transfer of the biotechnological production process of Elafin to Cairo.

In January 2008 we entered into an agreement with Stanford University, in California, to cooperate in preclinical studies related to Elafin's treatment of pulmonary arterial hypertension. Proteo will provide support for animal experiments conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "2004 Grant") for further research and development of the Company's pharmaceutical product Elafin. The 2004 Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The 2004 Grant covers 49.74% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company qualified to receive approximately 196,109 Euros and 225,000 Euros under the 2004 Grant in 2007 and 2006, respectively. In 2007, we received grant funds approximating 172,000 Euros and qualified for an additional 23,623 Euros recorded as a receivable as of December 31, 2007. We did not qualify for approximately 21,000 Euros under the 2004 Grant by December 31, 2007 which amount was not rolled forward and forfeited. As of December 31, 2007, management believes that all milestones required by the 2004 Grant have been satisfied.

The Company has cash approximating $803,000 as of December 31, 2007. This is a significant increase over the December 31, 2006 cash balance of approximately $269,000, due to receipts from the 2004 Grant, the payment received from Mina and the payments on the promissory note received from the Investor in connection with our stock sale in December 2006.

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

The Company intends to fund operations through grant proceeds and increased equity financing arrangements which management believes may be insufficient to finance its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

GRANTS - GENERAL

The Company received grants from the German government which are used to fund research and development activities and the acquisition of equipment. Grants for the reimbursement of research and development expenses are offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property are recorded as a reduction of the property's historical cost.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive income and loss and accumulated in a separate component of stockholders' equity (deficit). Such amount approximated $370,000 at December 31, 2007.

The Company records payables related to a licensing agreement in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid approximately $43,000 under this licensing agreement during the year ended December 31, 2007, and did not realize any significant foreign currency exchanges gains or losses. Prior to 2007 the Company made no payments under such agreement.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction at the date it occurred, and the exchange rate at the balance sheet date, is the unrealized gain or loss recognized in current operations. The Company recorded an unrealized foreign currency transaction loss of approximately $101,000 for the year ended December 31, 2007. The Company recorded an unrealized foreign currency transaction loss of approximately $81,000 for the year ended December 31, 2006.

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

INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2007 the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, the components of other comprehensive income (loss) are the foreign currency translation adjustments that are recorded as components of stockholders' equity (deficit).

GRANTS

In May 2004 PBAG received a grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The grant covered the period from April 1, 2004 to March 31, 2007 if certain milestones had been reached by September 30 of each year. In November 2006, the grant was extended through December 31, 2007.
 PBAG qualified to receive approximately 217,000 Euros (approximately $320,000) of the New Grant in 2007. New Grant funds approximating 196,000 Euros ($289,000) have been received (or were due at year end). The remaining amount of approximately 21,000 Euros was forfeited.

ITEM 7 - FINANCIAL STATEMENTS

The consolidated financial statements and corresponding notes to the consolidated financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T) - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Birge Bargmann our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Ms. Bargmann concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended because of the material weakness described below.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Ms. Bargmann our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of a material weakness in our internal control over financial reporting as indicated below:

We lack the necessary depth of personnel with sufficient technical U.S. accounting expertise to ensure that our interim and annual financial statements (including the required footnote disclosures)can be prepared without material misstatements.

Our plan to remediate the material weakness as of December 31, 2007 is to utilize an outside consulting resource to prepare and review interim and annual financial statements.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, Management's report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTIng.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

             NAME                           AGE   POSITIONS
             Birge Bargmann                 46    President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer and Director
             Dr. Barbara Kahlke             43    Secretary
             Joerg Alte                     47    Director
             Professor Oliver Wiedow, MD.   50    Director
             Holger Pusch                   51    Director
             Hartmut Weigelt, Ph.D.         62    Director

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

Joerg Alte has served as a Director of the Company since December 2000. Mr. Alte served as our President, Chief Executive Officer and Chief Financial Officer from 2000 to 2003. Mr. Alte is a German lawyer by training and practice. After studying law and passing his second state examination, he worked for more than three years at a German law office predominantly engaged in economic and corporate laws with both public and private company clients engaged in international business. Subsequently, Mr. Alte worked as a legal advisor with a German diagnostic company, where he also practiced German and U.S. securities laws. From November 1998 to April 2000, Mr. Alte served as President and CEO for Sangui Biotech International, Inc., a publicly traded company. Since September 2007, Mr. Alte has served as managing director of FIDEsprit AG, a Swiss investment company.

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

The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated by the Company to become directors or executive officers.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by each person who served as the principal executive officer of Proteo during fiscal year 2007. There were no other executive officers who had compensation of $100,000 or more during fiscal year 2007.

                                           SUMMARY COMPENSATION TABLE

                                                                                        NON-QUALIFIED
                                                                        NON-EQUITY        DEFERRED       ALL OTHER    TOTAL
                                                    STOCK     OPTION  INCENTIVE PLAN    COMPENSATION      COMPEN-     COMPEN-
NAME AND                      SALARY      BONUS     AWARDS    AWARDS  COMPEN-SATION       EARNINGS        SATION      SATION
PRINCIPAL POSITION   YEAR       ($)        ($)       ($)       ($)         (#)               ($)            ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Birge Bargmann       2007   $  64,000      -0-       -0-       -0-         -0-               -0-            -0-      $ 64,000
(Chief Executive
Officer and Chief    2006   $   6,000      -0-       -0-       -0-         -0-               -0-            -0-      $  6,000
Financial Officer)


COMPENSATION OF DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

                                                 Number of Shares     Percent of
Title of Class    Name  of Beneficial Owner   Beneficially Owned (1)    Class
--------------    -------------------------   ----------------------  ----------
Common Stock      Prof. Oliver Wiedow, M.D.        10,680,000           44.7%
Common Stock      Birge Bargmann                   2,000,000             8.4%
Common Stock      Joerg Alte                       140,000(2)               *
Common Stock      Dr. Barbara Kahlke                 10,000                 *
Common Stock      Holger Pusch                       20,000                 *
Common Stock      Hartmut Weigelt, Ph.D.             80,000                 *
Common Stock      All officers and directors      12,930,000            54.2%
                  as a group
                  (6 persons)
* less than 1%

(1)   Based on 23,879,350 shares outstanding as of March 28, 2008.
(2) Mr. Alte has loaned all 140,000 shares to a broker, which shares must be returned to Mr. Alte on or before December 31, 2007. Such shares were not returned as of December 31, 2007.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to a 30-year license agreement we have agreed to pay Dr. Wiedow three percent of the gross revenues of the Company from products based on patents where he was the principal inventor. Furthermore, we agreed to pay licensing fees of 110,000 Euro per year, for a term of six years through the year ending December 31, 2006, for a total of 660,000 Euros. This equated to annual license fees of approximately $130,000 for the year ending December 31, 2005 and $140,000 for the year ending December 31, 2006. We also agreed to refund all expenses needed to maintain such patents (e.g., patent fees, legal fees, etc).

At December 31, 2007, we have accrued $927,900 of licensing fees payable to Dr. Wiedow. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approx. $43,000). No other payments have been made to Dr. Wiedow as of December 31, 2007, which is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2008.

On September 28, 2006, Dr. Wiedow entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code.

Dr. Wiedow will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, he will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. Dr. Wiedow is under no obligation to provide additional capital contributions to the Company. During the years ended December 31, 2007 and 2006, losses of $3,978 and $59,026, respectively, were allocated against the contributed capital account, which is presented as minority interest in the profits and losses of Proteo Biotech on the accompanying statements of operations and comprehensive loss.

The disclosure requirements of Item 407(a) of Regulation S-B are not applicable to this filing.

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

3.4*           Amendment to Articles of Incorporation, dated May 18, 1999

3.5*           Amendment to Articles of Incorporation, dated July 18, 2001

3.6*           Amendment to Articles of Incorporation, dated January 11, 2002

3.7*           Articles of Share Exchange, dated April 25, 2002

3.8*           By-Laws, dated December 18, 1992

10.3*          Common Stock Purchase Agreement

10.4*          Promissory Note with Guaranty

10.5*          Common Stock Purchase Agreement

10.6*          Promissory Note

10.7* License Agreement dated August 9, 2007, between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE

14.1*          Code of Ethics

21**           Subsidiaries of Small Business Issuer

31.1**         Certification of Chief Executive Officer Pursuant to Section 302

31.2**         Certification of Chief Financial Officer Pursuant to Section 302

32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
________________________

*    Previously filed.

**  Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $84,000 and $70,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $6,000 and $6,000 for the fiscal years ended December 31, 2007 and 2006, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2007 that were not included in the three categories above.

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

Dated:  April 11, 2008

                                  PROTEO, INC.
                                  (Registrant)



                                  BY:  /s/ BIRGE BARGMANN
                                  ----------------------------------------------
                                  BIRGE BARGMANN
                                  CHIEF EXECUTIVE OFFICER AND
                                  CHIEF FINANCIAL OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Capacity                     Date
------------------------------- ---------------------------- -------------------
/s/ Birge Bargmann              Chief Executive Officer and  April 11, 2008
Birge Bargmann                  Chief Financial Officer
------------------------------- ---------------------------- -------------------
/s/ Joerg Alte                  Director                     April 11, 2008
Joerg Alte
------------------------------- ---------------------------- -------------------
/s/ Oliver Wiedow, M.D.         Director                     April 11, 2008
Oliver Wiedow, M.D.
------------------------------- ---------------------------- -------------------
/s/ Holger Pusch                Director                     April 11, 2008
Holger Pusch
------------------------------- ---------------------------- -------------------
/s/ Hartmut Weigelt, Ph.D.      Director                     April 11, 2008
Hartmut Weigelt, Ph.D.
------------------------------- ---------------------------- -------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006, and for the period from November 22, 2000 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the period from November 22, 2000 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reported in the accompanying consolidated financial statements, the Company is a development stage enterprise which has experienced significant losses since inception with no operating revenues. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
------------------------------------------------------

April 11, 2008
Newport Beach, California

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                     $   802,745
      Research supplies inventory                                       127,557
      Prepaid expenses and other current assets                          80,542
                                                                    -----------
Total Current Assets                                                  1,010,844

Property and Equipment, net                                             376,542
                                                                    -----------

TOTAL ASSETS                                                        $ 1,387,386
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued liabilities                      $   123,518
      Accrued licensing fees                                            927,900
                                                                    -----------
Total Current Liabilities                                             1,051,418

Commitments and Contingencies (Note 6)


STOCKHOLDERS' DEFICIT
      Preferred stock, par value $0.001 per share;
          20,000,000 shares authorized; no shares
          issued or outstanding                                              --
      Common stock, par value $0.001 per share;
          300,000,000 shares authorized; 23,879,350.
          shares issued and outstanding                                  23,880
      Additional paid-in capital                                      4,968,234
      Accumulated other comprehensive income                            370,378
      Deficit accumulated during development stage                   (5,026,524)
                                                                    -----------
          Total Stockholders' Deficit                                  (335,968)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $ 1,387,386
                                                                    ===========


--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                   PROTEO, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND COMPREHENSIVE LOSS
               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

--------------------------------------------------------------------------------------------

                                                                                November 22,
                                                                                    2000
                                                                                (Inception)
                                                                                  Through
                                                                                December 31,
                                                    2007            2006            2007
                                                ------------    ------------    ------------

REVENUES                                        $         --    $         --    $         --

EXPENSES
      General and administrative                     347,825         552,115       3,528,303
      Research and development, net of grants        133,286         100,490       1,616,264
                                                ------------    ------------    ------------
                                                     481,111         652,605       5,144,567
OTHER INCOME (EXPENSE)
Interest income                                        6,334           3,192          40,758
Miscellaneous income, net                            126,717          21,519         239,367
Foreign currency transaction loss                   (101,087)        (81,000)       (225,087)
                                                ------------    ------------    ------------
                                                      31,964         (56,289)         55,038
                                                ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST                   (449,147)       (708,894)     (5,089,529)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
      SUBSIDIARY, NET OF TAXES                         3,978          59,026          63,004
                                                ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS           (445,169)       (649,868)     (5,026,525)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS              89,987          61,737         370,378
                                                ------------    ------------    ------------

COMPREHENSIVE LOSS                              $   (355,183)   $   (588,131)   $ (4,656,147)
                                                ============    ============    ============

BASIC AND DILUTED LOSS AVAILABLE TO COMMON
      SHAREHOLDERS PER COMMON SHARE             $      (0.02)   $      (0.03)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING                                 23,879,000      23,842,000
                                                ============    ============


--------------------------------------------------------------------------------------------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




                                                   PROTEO, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                                   PROTEO, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------

                                                          (continued)

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

-----------------------------------------------------------------------------------------------------------------------------------

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                                   PROTEO, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------

                                                          (continued)

                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                       Common Stock          Additional       Stock          Other         During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares       Amount        Capital      Receivable    Income (Loss)     Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

 Other comprehensive income              --   $        --   $        --    $        --    $   116,057    $        --    $   116,057
 Net loss                                --            --            --             --             --     (1,105,395)    (1,105,395)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
 BALANCE - December 31, 2002     21,600,434        21,601     3,613,513     (1,627,755)        95,564     (1,539,756)       563,167
 Common stock issued for
      cash at $0.60 per share        66,667            67        39,933             --             --             --         40,000
 Cash received for common
      stock subscribed at
      $0.40 per share                    --            --            --        387,800             --             --        387,800
 Other comprehensive income              --            --            --             --        164,399             --        164,399
 Net loss                                --            --            --             --             --       (620,204)      (620,204)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE - December 31, 2003      21,667,101        21,668     3,653,446     (1,239,955)       259,963     (2,159,960)       535,162
 Common stock issued for
      cash at $0.40 per share       412,249           412       164,588             --             --             --        165,000

-----------------------------------------------------------------------------------------------------------------------------------

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                                   PROTEO, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------

                                                          (continued)

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

-----------------------------------------------------------------------------------------------------------------------------------

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                                   PROTEO, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------------------------------------------

                                                          (continued)

                                                                                                           Deficit
                                                                                          Accumulated    Accumulated
                                       Common Stock          Additional       Stock          Other         During
                                -------------------------     Paid-in     Subscriptions  Comprehensive   Development
                                   Shares       Amount        Capital      Receivable    Income (Loss)     Stage           Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

 Common stock subscribed at
      $0.60 per share             1,500,000   $     1,500   $   898,500    $  (900,000)   $        --    $        --    $        --
 Cash received for common
      stock subscribed at
      $0.40 per share                    --            --            --        414,590             --             --        414,590
 Other comprehensive income
                                         --            --            --             --         61,737             --         61,737
 Net loss                                --            --            --             --             --       (649,868)      (649,868)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
 BALANCE - December 31, 2006     23,879,350        23,880     4,968,234       (862,081)       280,391     (4,581,355)      (170,931)
 Cash received for common
      stock subscribed                   --            --            --        862,081             --             --        862,081
 Other comprehensive income              --            --            --             --         89,987             --         89,987
 Net loss                                --            --            --             --             --       (445,169)      (445,169)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
 BALANCE - December 31, 2007     23,879,350   $    23,880   $ 4,968,234    $        --    $   370,378    $(5,026,524)   $  (335,968)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------------------------

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                   PROTEO, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------

                                                                                   November 22,
                                                                                      2000
                                                                                   (Inception)
                                                                                     Through
                                                                                   December 31,
                                                        2007           2006            2007
                                                     -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (445,169)   $  (649,868)   $(5,026,524)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                       54,578         53,104        275,399
       Loss on disposal of equipment                       4,518             --          4,518
       Foreign currency transaction gain                 101,087         81,000        225,087
     Changes in operating assets and liabilities:
       Research supplies inventory                       (24,547)         8,083       (138,451)
       Prepaid expenses and other current assets         (24,518)       (18,671)       (70,699)
       Accounts payable and accrued liabilities           17,851         (4,335)        84,991
       Accrued licensing fees                            (44,187)       139,000        702,813
                                                     -----------    -----------    -----------
Net cash used in operating activities                   (360,387)      (391,687)    (3,942,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                     (6,294)            --       (608,022)
Cash of reorganized entity                                    --             --         27,638
                                                     -----------    -----------    -----------
Net cash used in investing activities                     (6,294)            --       (580,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                        --             --      1,792,610
Proceeds for subscribed stock                            862,081        414,590      3,190,995
                                                     -----------    -----------    -----------
Net cash provided by financing activities                862,081        414,590      4,983,605

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                         37,863         18,802        342,391
                                                     -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                533,263         41,705        802,745

CASH AND CASH EQUIVALENTS - beginning of period          269,482        227,777             --
                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - end of period            $   802,745    $   269,482    $   802,745
                                                     ===========    ===========    ===========

                                          (continued)

-----------------------------------------------------------------------------------------------
     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





                                   PROTEO, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006, AND FOR THE PERIOD
                  FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2007

-----------------------------------------------------------------------------------------------

                                                                                   November 22,
                                                                                      2000
                                                                                   (Inception)
                                                                                     Through
                                                                                   December 31,
                                                        2007           2006            2007
                                                     -----------    -----------    -----------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Common stock issued for subscriptions receivable    $        --    $   900,000    $ 1,627,755
                                                     ===========    ===========    ===========

 Net assets (excluding cash) of reorganized entity
      received in exchange for equity securities     $        --    $        --    $     8,509
                                                     ===========    ===========    ===========


See the accompanying notes to consolidated financial statements for more information on non-cash investing and financing activities during the years ended December 31, 2007 and 2006, and for the period from November 22, 2000
(Inception) through December 31, 2007.


-----------------------------------------------------------------------------------------------
     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                      F-10

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION/NATURE OF BUSINESS

Proteo, Inc. (formerly TriVantage Group, Inc.) and Proteo Marketing, Inc. ("PMI"), a Nevada corporation, which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc.'s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "PTEO.OB".

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post-reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc. Effective December 31, 2004, PMI merged into Proteo, Inc.. PBAG and Proteo, Inc. are hereinafter collectively referred to as the "Company."

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN MATTERS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations. There is no assurance of any future revenues. Additionally, at December 31, 2007, the Company has a working capital deficit of approximately $41,000 and a stockholders' deficit of approximately $1,387,000.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.

Management has taken action to address these matters. They include:

         o Retention of experienced management personnel with particular skills in the commercialization of such products.
         o    Attainment of technology to develop additional biotech products.
         o Raising additional funds through the sale of debt and/or equity securities.

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts in Germany and not in United States bank depository accounts insured by the Federal Deposit Insurance Corporation. Under German law, the bank accounts are insured by the Deposit Protection Fund. Each bank customer is insured for up to seven billion Euros. The Company has not experienced any losses in these accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

OTHER RISKS AND UNCERTAINTIES

The Company's line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are in vitro products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

As substantially all of the Company's operations are in Germany, they are exposed to risks related to fluctuations in foreign currency exchange rates. The Company does not utilize derivative instruments to hedge against such exposure.

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

Funds are available at the earliest from January 1 of each budget year with a funds request submitted on or before December 5 of the preceding year. Funds reserved for each budget year may not be assigned, and funds not requested by December 5 of each budget year will expire.

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues (if any) and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets and estimates for deferred tax asset valuation allowances. Actual results could materially differ from such estimates.

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and accounts payable and accrued expenses, approximate their fair value at December 31, 2007 due to their short-term nature.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity (deficit). Such accumulated amount approximated $370,000 at December 31, 2007.

The Company records payables related to a licensing agreement (see Note 6) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid approximately $43,000 under this licensing agreement during the year ended December 31, 2007, and did not realize any significant foreign currency exchanges gains or losses. Prior to 2007 the Company made no payments under such agreement.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction losses of approximately $101,000 and $81,000 for the years ended December 31, 2007 and 2006, respectively.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Leasehold improvements are amortized over the expected useful life of the improvement or the remaining lease term, whichever is shorter. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation or amortization of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

LONG-LIVED ASSETS

The Financial Accounting Statements Board ("FASB") has issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets, and requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS  (continued)

Management believes that no indicators of impairment existed as of or for the years ended December 31, 2007 or 2006. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in long-lived asset impairment charges in the future.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to SAB No. 104.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received are reported as a reduction of research and development costs (see Note 6).

PATENTS AND LICENSES

The Company does not own any patents or patents pending related to the Elafin technology and instead operates under a technology license agreement with a related party (see Note 6). Under such license agreement, the Company does not hold title to any patents but must pay for all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

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

Management evaluates the Company's tax positions for measurement and recognition using the guidance set forth in FASB Interpretation No. 48 ("Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109"), which is more fully described below.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2007, the Company did not increase or decrease liability for unrecognized tax benefit related to uncertain tax positions in prior period nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2007, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company is subject to taxation in the US and various states. The Company's tax years for 2004, 2005, and 2006 are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2004.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2007, the Company has not granted any stock options, stock warrants, or adopted any stock option plan.

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128 "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2007 or 2006. Additionally, for purposes of calculating diluted loss per common share, there were no adjustments to net loss. See Note 7 for additional information.

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

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", established standards for how public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds material assets and reports material revenues, and its major customers. The Company considers itself to operate in one segment and has had no operating revenues from inception. See Note 2 for information on long-lived assets located in Germany.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No.
109. FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement was effective for fiscal years beginning after December 31, 2006.

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

On February 15, 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude
(1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 is not expected to have a significant impact on the Company's future financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "BUSINESS COMBINATIONS." This pronouncement will significantly change the accounting for business combinations, expand the concept of a business combination (such that a transfer of consideration is not necessarily required to trigger acquisition-method accounting), and amend the GAAP definition of a "business" to include development stage enterprises. SFAS No. 141(R) will also impact accounting for the initial consolidation of a variable interest entity that is a business, and accounting for bargain purchases (as defined) and step acquisitions. When a business combination constitutes a change in control of the acquiree, the purchasing entity will generally be required to recognize all (and only) the assets acquired, liabilities assumed, and noncontrolling interests (formerly known as "minority interests") at their full fair value as of the acquisition date, even when the controlling interest acquired is less than a 100% interest.

SFAS No. 141(R) includes substantial new disclosure requirements, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 14, 2008. Earlier adoption is prohibited. Such pronouncement must be adopted concurrently with SFAS No. 160 (see discussion in the following two paragraphs). Management is currently evaluating what effect SFAS No. 141(R) will have on the Company's future financial statements.

In December 2007, the FASB also issued SFAS No. 160, "NONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this pronouncement requires that a noncontrolling interest (minority interest) be reported in the stockholders' equity section of the consolidated balance sheet, with separate identification to distinguish such interest from the parent company's equity. The components of net income or loss attributable to the noncontrolling interest will be included in the consolidated results of operations in their "natural" classifications, and must be disclosed on the face of the income statement; however, earnings-per-share data will continue to be based exclusively on amounts attributable to the parent company. SFAS No. 160 clarifies that changes in a parent company's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the event does not result in a loss of control.

In addition, SFAS No. 160 requires that a parent company recognize gain or loss when a subsidiary is deconsolidated; such gain or loss will be measured using the estimated fair value of the noncontrolling equity investment on the deconsolidation date. A deconsolidation transaction also establishes a new fair value basis in any retained noncontrolling ownership interest, requiring gain/loss recognition for the difference between such new basis and the historical carrying amount of the remaining ownership interest. This pronouncement includes expanded disclosure requirements regarding the interests of the parent company and noncontrolling interests in its subsidiaries. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 14, 2008; earlier adoption is prohibited. Management is currently evaluating what effect this pronouncement will have on the Company's future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


2.  PROPERTY AND EQUIPMENT

Property and equipment, all located in Kiel, Germany, consist of the following at December 31, 2007:

Technical and laboratory equipment                                    $ 441,813
Plant                                                                   217,671
Leasehold improvements                                                    5,476
Office equipment                                                         32,378
                                                                      ---------
                                                                        697,338
Less accumulated depreciation and amortization                         (320,796)
                                                                      ---------

                                                                      $ 376,542
                                                                      =========


3.  STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

In November 2000, the Company sold and issued 4,800,000 shares of restricted common stock at $0.001 per share for $4,800 in cash, which was received in fiscal 2001; therefore the issuance was accounted for as a stock subscription receivable at December 31, 2000. During the year ended December 31, 2001, the Company sold and issued an additional 7,200,000 shares of restricted common stock to related parties at $0.001 per share for $7,200 in cash.

In November 2000, the Company sold and issued 50,000 shares of restricted common stock at $3.00 per share for $150,000 in cash.

In December 2000, the Company issued 2,500,000 shares of restricted common stock in connection with the reorganization and stock exchange agreement with PBAG (see "Organization/Nature of Business" in Note 1).

During the year ended December 31, 2001, the Company issued and sold 450,000 shares of restricted common stock at $3.00 per share to Euro-American GmbH for $1,350,000 in cash.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

During the year ended December 31, 2002, the Company issued 1,313,922 shares of restricted common stock in conjunction with the reverse merger with PMI (see "Organization/Nature of Business" in Note 1).

Additionally, the Company entered into a common stock purchase agreement with FID-Esprit to purchase up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company agreed to sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. During the years ended December 31, 2004 and 2003, the Company issued 412,249 and 66,667 shares, respectively, at $0.40 and $0.60 per share, respectively, for cash. Such agreement was not renewed after it expired on December 31, 2004.

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

In December 2006, the Company entered into a common stock purchase agreement with FID-Esprit to sell 1,500,000 of the Company's restricted common shares at $0.60 per share, or $900,000. Concurrent with such transaction, FID-Esprit issued a promissory note to the Company for $900,000 to be paid in five installments of $180,000 each through December 31, 2007. FID-Esprit made a partial payment of $37,894 against the note in December 2006. FID-Esprit paid the remaining balance in 2007.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of preferred stock, $0.001 par value per share. The Board of Directors has not designated any liquidation value, dividend rates or other rights or preferences with respect to any such shares of preferred stock. No preferred stock has been issued as of December 31, 2007.


4.  MINORITY INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company. During the years ended December 31, 2007 and 2006, losses of $3,978 and $59,026, respectively, were allocated against the minority stockholder's capital account, which has been reported as minority interest in net loss of Proteo Biotech on the accompanying statements of operations.


5.  INCOME TAX PROVISION

There is no material income tax expense recorded for the years ended December 31, 2007 or 2006, due to the Company's net losses.

Income tax expense for the years ended December 31, 2007 and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent for the following reasons:

                                                                   2007         2006
                                                                 ---------    ---------

Income tax benefit at U.S. federal statutory rates               $(151,000)   $(221,000)
Change in valuation allowance                                      151,000      221,000
State and local income taxes, net of federal income tax effect         800          800
                                                                 ---------    ---------

                                                                 $     800    $     800
                                                                 =========    =========

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


5. INCOME TAX PROVISION (continued)

The Company has a deferred tax asset and like amount of valuation allowance of approximately $1,374,000 at December 31, 2007, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees..

As of December 31, 2007, the Company had tax net operating loss carryforwards ("NOLs") of approximately $632,000 and $3,607,000 (2,449,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

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

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "New Grant") for further research and development of the Company's pharmaceutical product Elafin. The New Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The New Grant covers approximately 50% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the New Grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

GRANTS (continued)

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) of the New Grant in 2007 and 2006, respectively. New Grant funds approximating 196,000 Euros and 225,000 Euros ($289,000 and $298,000, respectively) have been received (or were due at year end) and reported as a reduction of research and development expenses for the years ended December 31, 2007 and 2006, respectively. The remaining approximately 21,000 Euros (approximately $27,000) expired as of December 31, 2007 and were forfeited. As of December 31, 2007, management believes that all milestones required by the New Grant have been satisfied.

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001, with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive worldwide license for the intellectual property, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year, for a term of six years for a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such term for any royalties and for 50% of any salary. Royalties are to be paid quarterly for the term of the agreement to Dr. Wiedow in the amount of three percent of gross revenues earned from the sale of products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such amount can be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approximately $43,000). No other payments have been made to Dr. Wiedow as of December 31, 2007, which is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to calendar 2008. Expense related to such license totaling $0, $139,000, and $747,000 is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2007 and 2006, and for the period November 22, 2000 (inception) to December 31, 2007, respectively. No royalty expense has been recognized under the agreement since the Company has yet to generate any related revenues. At December 31, 2007, the Company has accrued $927,900 of licensing fees payable to Dr. Wiedow.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2007.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT

On October 4, 1999, Dr. Wiedow and AstraZeneca PLC (formerly Zeneca Limited) entered into an agreement to assign all patents and technology related to Elafin to Dr. Wiedow in exchange for a royalty of 2% of any future net sales from such patents and technology. The Company, under its December 30, 2000 licensing agreement with Dr. Wiedow discussed above, assumed such 2% royalty obligation.

ARTES BIOTECHNOLOGY LICENSE AGREEMENT

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of 15 years with an annual license fee equal to the greater of 10,000 Euros (approximately $15,000 at December 31, 2007) or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Mina") for clinical development, production and marketing of Elafin. The Company has granted Mina the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Under this agreement, the Company recognized $110,000 of miscellaneous income and may receive additional milestone-payments upon Mina's attainment of certain clinical milestones as well as royalties on any future net product sales.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2012. Certain leases have a rental adjustment in 2007 based on the consumer price index.

Future minimum rental payments under non-cancelable operating leases, in Euros and equivalent U.S. dollars (based on the December 31, 2007 exchange rate), approximate the following for the years ending December 31:

                                                      (euro)                $
                                                  --------------        --------

2008                                              (euro)  18,000        $ 27,000
2009                                                      18,000          27,000
2010                                                      18,000          27,000
2011                                                      18,000          27,000
2012                                                      18,000          27,000
                                                  --------------        --------

                                                  (euro)  90,000        $135,000
                                                  ==============        ========

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

--------------------------------------------------------------------------------


6. COMMITMENTS AND CONTINGENCIES (continued)

LEASES (continued)

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2007 and 2006, and for the period November 22, 2000 (inception) to December 31, 2007 approximated $38,000, $40,000 and $290,000, respectively.

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

7.  LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2007 and 2006:

                                                                2007            2006
                                                            ------------    ------------

Numerator for basic and diluted loss per common share:
     Net loss charged to common stockholders                $   (445,170)   $   (649,868)

Denominator for basic and diluted loss per common share:
     Weighted average number of common shares outstanding     23,879,000      23,842,000
                                                            ------------    ------------

Basic and diluted loss per common share                     $      (0.02)   $      (0.03)
                                                            ============    ============