Form 10-Q
period 2008-03-31
PROTEO INC
filed 2008-05-20
CIK 1063104

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

                     ---------------------------------------

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                        Commission file number 000-32849

                                  PROTEO, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                               88-0292249
            ------                                               ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

2102 BUSINESS CENTER DRIVE, IRVINE, CALIFORNIA                     92612
----------------------------------------------                     -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (949) 253-4616
                                 --------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "an accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)
       Large accelerated filer  |_|              Accelerated filer         |_|

       Non-accelerated filer    |_|              Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                CLASS                       NUMBER OF SHARES OUTSTANDING
     ------------------------------   ------------------------------------------
     Common Stock, $0.001 par value    23,879,350 shares of common stock as
                                                  April 29, 2008
================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited) and Condensed Consolidated Balance Sheet as of
           December 31, 2007                                                   3

           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31,
           2008 and 2007, and for the Period From November 22, 2000
           (Inception) Through March 31, 2008                                  4

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Three-month Periods Ended March 31, 2008 and 2007, and for the Period From November 22, 2000 (Inception) Through March
           31, 2008                                                            5

           Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

Item 3     Quantitative and Qualitative Disclosure About Market Risk          13

Item 4T.   Controls and Procedures                                            13

PART II. OTHER INFORMATION                                                    14

Item 1.    Legal Proceedings                                                  14

Item 1A    Risk Factors                                                       14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.    Defaults Upon Senior Securities                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 5.    Other Information                                                  14

Item 6.    Exhibits                                                           14

SIGNATURES                                                                    15


                                                 PROTEO, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED BALANCE SHEETS



                               ASSETS
                                                                           March 31, 2008                 December 31,
                                                                             (Unaudited)                      2007
                                                                      -------------------------     ------------------------
CURRENT ASSETS
         Cash and cash equivalents                                    $              1,198,062      $               802,745
         Research supplies inventory                                                   134,625                      127,557
         Prepaid expenses and other current assets                                      23,096                       80,542
                                                                      -------------------------     ------------------------
                                                                                     1,355,783                    1,010,844

PROPERTY AND EQUIPMENT, NET                                                            343,784                      376,542
                                                                      -------------------------     ------------------------
                                                                      $              1,699,567      $             1,387,386
                                                                      =========================     ========================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                     $                122,093      $               123,518
         Accrued licensing fees                                                        995,400                      927,900
         Deposit for capital stock subscription from
            related party                                                              474,000                            -
                                                                      -------------------------     ------------------------
                                                                                     1,591,493                    1,051,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.001 per share; 10,000,000
                  shares authorized; no shares issued or
                  outstanding-                                                               -                            -
         Common stock, par value $0.001 per share;300,000,000
                  shares authorized; 23,879,350 shares issued and
                  outstanding                                                           23,880                       23,880
         Additional paid-in capital                                                  4,968,234                    4,968,234
         Accumulated other comprehensive income                                        454,834                      370,378
         Deficit accumulated during development stage                               (5,338,874)                  (5,026,524)
                                                                      -------------------------     ------------------------
                  Total Stockholders' Equity                                           108,074                      335,968
                                                                      -------------------------     ------------------------
Total Liabilities and Stockholders' Equity                            $              1,699,567      $             1,387,386
                                                                      =========================     ========================


                         SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                PROTEO, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                        AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2008

                                                                                                           NOVEMBER 22,
                                                                                                               2002
                                                                     THREE MONTHS ENDED                    (INCEPTION)
                                                                          MARCH 31,                          THROUGH
                                                           ----------------------------------------          MARCH 31,
                                                                 2008                   2007                   2008
                                                           -----------------      -----------------      -----------------

REVENUES                                                   $              -       $              -       $              -
                                                           -----------------      -----------------      -----------------

EXPENSES
General and Administrative                                          120,455                 94,940              3,648,758
Research and Development, net of grants                             129,435                 22,652              1,745,699
                                                           -----------------      -----------------      -----------------
                                                                    249,890                117,592              5,394,457
                                                           -----------------      -----------------      -----------------
INTEREST AND OTHER EXPENSE                                          (62,460)                (7,069)                (7,422)
                                                           -----------------      -----------------      -----------------
NET LOSS BEFORE MINORITY INTEREST                                  (312,350)              (124,661)            (5,401,879)
MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
         SUBSIDIARY, NET OF TAXES                                         -                  3,948                 63,005
                                                           -----------------      -----------------      -----------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                          (312,350)              (120,713)            (5,338,874)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                             84,456                  5,915                454,834
                                                           -----------------      -----------------      -----------------
COMPREHENSIVE LOSS                                         $       (227,894)      $       (114,798)      $     (4,884,040)
                                                           =================      =================      =================

BASIC AND DILUTED LOSS PER COMMON SHARE                    $          (0.01)      $          (0.01)
                                                           =================      =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             23,879,000             23,879,000
                                                           =================      =================


                        SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                 PROTEO, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                         AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2008


                                                                                                             NOVEMBER 22,
                                                                                                                 2002
                                                                       THREE MONTHS ENDED                    (INCEPTION)
                                                                           MARCH 31,                           THROUGH
                                                             ---------------------------------------           MARCH 31,
                                                                   2008                  2007                    2008
                                                             ------------------    -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $        (312,350)    $       (120,713)      $      (5,338,874)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Depreciation                                                            13,425               13,238                 288,824
Loss on disposal of equipment                                                -                    -                   4,518
Unrealized foreign currency transaction losses                          89,220                9,000                 314,307
Changes in operating assets and liabilities:
         Research supplies inventory                                     2,092                    -                (136,359)
         Prepaid expenses and other current assets                      60,008               24,878                 (10,691)
         Accounts payable and accrued liabilities                       (9,864)              42,318                  75,127
         Accrued licensing fees                                              -                    -                 702,813
                                                             ------------------    -----------------      ------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (157,469)             (31,279)             (4,100,335)
                                                             ------------------    -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                   -               (1,108)               (608,022)
     Cash of reorganized entity                                              -                    -                  27,638
                                                             ------------------    -----------------      ------------------
NET CASH USED IN INVESTING ACTIVITIES                                        -               (1,108)               (580,384)
                                                             ------------------    -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       -              119,119               4,983,605
Proceeds from deposit for capital stock subscription
  from related party                                                   474,000                    -                 474,000
                                                             ------------------    -----------------      ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              474,000              119,119               5,457,605
                                                             ------------------    -----------------      ------------------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                               78,786                 (999)                421,176
                                                             ------------------    -----------------      ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              395,317               85,733               1,198,062
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                         802,745              269,482                       -
                                                             ------------------    -----------------      ------------------
CASH AND CASH EQUIVALENTS--END OF PERIOD                     $       1,198,062     $        355,215       $       1,198,062
                                                             ==================    =================      ==================

                       SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements as of March 31, 2008, for the three months ended March 31, 2008 and 2007 and for the period from November 22, 2000 (Inception) through March 31, 2008 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form I0-KSB for the fiscal year ended December 31, 2007 filed with the SEC on April 14, 2008.

NATURE OF BUSINESS

Proteo, Inc. and its wholly-owned subsidiary (hereinafter collectively referred to as the "Company") intend to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin which naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations.

Proteo, Inc.'s common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers under the symbol "PTEO".

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company intends to manufacture and seek the various governmental regulatory approvals for the marketing of Elafin. Management believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company plans to identify and develop other potential products. There are no assurances, however, that the Company will be able to develop such products, or if produced, that they will be accepted in the marketplace.

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

The products that the Company is developing are considered drugs or biologics, and hence are governed by the Federal Food, Drug and Cosmetics Act and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used by humans are subject to certain clearance procedures administered by the above regulatory agencies.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)

Management plans to generate revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise funds to meet its future working capital requirements through the additional sales of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

Proteo, Inc.'s research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

OTHER RISKS AND UNCERTAINTIES

Proteo, Inc.'s line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are in vitro products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

As substantially all of the Company's operations are in Germany, the Company is exposed to risks related to fluctuations in foreign currency exchange rates. Management does not utilize derivative instruments to hedge against such exposure.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Proteo, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the Financial Accounting Standards Board, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any accounting pronouncements since the Company filed its December 31, 2007 Form 10-KSB that are expected to have a material impact on the Company's future consolidated financial statements.

The recent accounting pronouncements discussed in the notes to the Company's December 31, 2007 audited consolidated financial statements, filed previously with the SEC in Form 10-KSB, that were required to be adopted during the year ending December 31, 2008 did not have or are not expected to have a significant impact on the Company's 2008 consolidated financial statements.

2. EQUITY TRANSACTIONS

There have been no issuances of common stock or preferred stock during the three-month periods ended March 31, 2008 or 2007, nor have any stock options been granted from inception to-date.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)

3. LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2008 or 2007. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and grant receipts, income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $455,000 at March 31, 2008.

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the three-month periods ended March 31, 2008 and 2007, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction losses of approximately $89,000 and $9,000 for the three-months ended March 31, 2008 and 2007, respectively, which are included in interest and other expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," establishes standards for how public companies report information about segments of their business in their annual financial statements and requires them to disclose selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds material assets and reports material revenues and its major customers. The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

7. GRANTS

In May 2004, the German state of Schleswig-Holstein granted Proteo Biotech AG (a wholly-owned subsidiary of Proteo, Inc.) approximately 760,000 Euros (the "Grant") for further research and development of the Company's pharmaceutical product Elafin. The Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The Grant covers approximately 50% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the Grant is that the product is to be developed and subsequently produced in Schleswig-Holstein.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) of the Grant in 2007 and 2006, respectively. Grant funds approximating 196,000 Euros and 225,000 Euros (approximately $289,000 and $298,000, respectively) have been received (or were due at December 31, 2007) and reported as a reduction of research and development expenses for the years ended December 31, 2007 and 2006, respectively. The remaining 21,000 Euros (approximately $27,000) expired as of December 31, 2007 and were forfeited. Grant funds approximating 0 and 31,000 Euros ($0 and $41,000, respectively) were received during the three-month periods ended March 31, 2008 and 2007, respectively, and have been reported as a reduction of research and development expenses.

8. DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001, with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. In exchange for an exclusive worldwide license for the intellectual property, the Company agreed to pay Dr. Wiedow a licensing fee of 110,000 Euros per year for six years for a total obligation of 660,000 Euros. Such licensing fees shall be reduced by payments to Dr. Wiedow during such term for any royalties and for 50% of any salary. Royalties are to be paid quarterly to Dr. Wiedow for the term of the agreement in the amount of three percent of gross revenues earned from the sale of products based on the licensed technology. Dr. Wiedow has not been paid any salary since execution of the agreement.

During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros on July 15 of each year, beginning on July 15, 2004. Such amount can be increased in calendar 2005 and thereafter to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approximately $43,000). No other payments were made to Dr. Wiedow as of December 31, 2007, which was a technical breach of the license agreement. Dr. Wiedow waived such breach and deferred all of the other payments that were contractually due as of March 31, 2008 to December 31, 2008.

At March 31, 2008 and December 31, 2007 the Company has accrued $995,400 (630,000 Euros) and $927,900 (630,000 Euros), respectively, of licensing fees payable to Dr. Wiedow. No payments were made to Dr. Wiedow during the three-month period ended March 31, 2008.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of March 31, 2008.

9. OTHER MATTERS

In March 2008, the Company received 300,000 Euros ($474,000) from a related party investor as a deposit for capital stock subscription. As of and subsequent to March 31, 2008, the Company did not have a written agreement related to the deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


CAUTIONARY STATEMENTS:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

In calendar 2007, the Company generated a relatively minor amount of non-operating revenue from its licensing activities and does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

OVERVIEW

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

The Company intends to implement Elafin as a drug in the treatment of inflammatory diseases, and plans to seek governmental approval in Europe first. Currently, management estimates that it will take at least four years to achieve its first governmental approval for the use of Elafin as a drug for the first indication.

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

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and we are currently in the process of planning a Phase II clinical trial. The design of a first Phase II study, which is intended to prove Elafin's efficacy in a certain indication, is substantially complete. The realization of such Phase II study will largely depend on the Company's ability to acquire sufficient funds in its financial activities.In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

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

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Mina"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Mina the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an initial payment of $110,000 upon execution of the agreement, and may receive additional payments upon Mina's attainment of certain clinical milestones as well as royalties on future net product sales. In addition, Mina will finance the clinical research activities for the designated region. The agreement schedules the transfer of the biotechnological production process of Elafin to Cairo.

In January 2008, we entered into an agreement with Stanford University in California to cooperate in preclinical studies related to Elafin's treatment of pulmonary arterial hypertension. Proteo will provide support for animal experiments conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

In April 2008, we submitted an application to the Ethics Committee at the University of Kiel, Germany for a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II).

In May 2008, the Ethics Committee at the University of Kiel, Germany gave its positive opinion on our application for approval of a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II), which we submitted to the BUNDESINSTITUT FUR ARZNEIMITTEL UND MEDIZINPRODUKTE, the German Federal Institute for pharmaceuticals and medical products.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three month period ended March 31, 2008 were approximately $250,000, an increase of approximately $132,000 over the same period of the prior year. This increase is due primarily to an increase in research and development expenses during the current year quarter of approximately $107,000 which was not offset by the receipt of any grant funds as was the case in the prior year quarter and an increase in general and administrative expenses of approximately $25,000.

INTEREST AND OTHER EXPENSE

Interest and other expenses for the three month period ended March 31, 2008 were approximately $62,000, an increase of approximately $55,000 over the same period of the prior year. This increase is due primarily to an increase in the unrealized foreign currency transaction loss described in Note 5 to the Company's financial statements included elsewhere herein.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net gain of approximately $84,000 in foreign currency translation adjustments during the three month period ended March 31, 2008, an increase of approximately $78,000 over the same period in the prior year. This increase is primarily due to a weakening U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of approximately $4,984,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "2004 Grant") for further research and development of the Company's pharmaceutical product Elafin. The 2004 Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The 2004 Grant covers approximately 50% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros under the 2004 Grant in 2007 and 2006, respectively. In 2007, we received grant funds approximating 172,000 Euros and qualified for an additional 23,623 Euros recorded as a receivable as of December 31, 2007. We did not qualify for approximately 21,000 Euros under the 2004 Grant by December 31, 2007, and such amount was forfeited. As of December 31, 2007, management believes that all other milestones required by the 2004 Grant have been satisfied.

In March 2008, the Company received 300,000 Euros ($474,000) from a potential investor as a deposit for a capital stock subscription. As of and subsequent to March 31, 2008, the Company did not have a written agreement related to the deposit.

The Company has cash approximating $1,198,000 as of March 31, 2008. This is a significant increase over the December 31, 2007 cash balance of approximately $803,000, due to receipts from the 2004 Grant, a deposit for capital stock subscription by a related party investor. The VAT and grant amounts had been reflected as prepaid expenses and other current assets on our December 31, 2007 consolidated balance sheet. Their receipt accounts for the decrease in such account at March 31, 2008.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its common stock and/or debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditor's Report included in our Form 10-KSB for the year ended December 31, 2007 that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

CAPITAL EXPENDITURES

None significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

A smaller reporting company ("SRC") is not required to provide any information in response to Item 305 of Regulation S-K.


ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Birge Bargmann our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended because of the material weakness described below.

We lack the necessary in-house personnel with sufficient technical U.S. accounting expertise to ensure that our interim and annual consolidated financial statements (including the required footnote disclosures) can be prepared without material misstatements.

Our plan to remediate the material weakness as of March 31, 2008 is to utilize an outside consulting resource to prepare and review the Company's interim and annual consolidated financial statements. Subsequent to March 31, 2008, we have retained such outside consultant who is now assisting us in preparing and reviewing the Company's aforementioned financial statements.

    PART II OTHER INFORMATION
    -------------------------

ITEM 1.           LEGAL PROCEEDINGS.
-------           ------------------

                  None.

ITEM 1A           RISK FACTORS
-------           ------------

                  Not required for SRCs.

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


                                           PROTEO, INC.

Dated: May 20, 2008

                                           By: /s/ Birge Bargmann
                                               -----------------------
                                               Birge Bargmann
                                               Principal Executive Officer and
                                               Chief Financial Officer
                                               (signed both as an Officer duly
                                               authorized to sign on behalf of
                                               the Registrant and Principal
                                               Financial Officer and Chief
                                               Accounting Officer)