Form 10KSB/A
period 2007-12-31
PROTEO INC
filed 2008-07-31
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES |_|  NO |X|

               AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                EXPLANATORY NOTE

         Proteo, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on April 14, 2008 (the "Original Filing") to amend Part II Item 8A(T) of the Original Filing to include additional information required by such item.

         Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-KSB/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Part II Item 8A(T) of the Original Filing is amended in its entirety to read as follows:

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

         We lack the necessary depth of personnel with sufficient technical U.S. accounting expertise to ensure that our interim and annual financial statements (including the required footnote disclosures) can be prepared without material misstatements.

         Based on this evaluation, we have concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended because of the material weakness described above.

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

Dated:  July 31, 2008

                                           PROTEO, INC.
                                           (Registrant)



                                        BY: /S/ BIRGE BARGMANN
                                            -----------------------------------
                                            BIRGE BARGMANN
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                  Capacity                         Date
------------------------------------------ -------------------------------- --------------------------------
Birge Bargmann                             Chief Executive Officer and      July 31, 2008
                                           Chief Financial Officer,
                                           Director
------------------------------------------ -------------------------------- --------------------------------
Joerg Alte                                 Director                         July 31, 2008
------------------------------------------ -------------------------------- --------------------------------
Professor Oliver Wiedow, M.D.              Director                         July 31, 2008
------------------------------------------ -------------------------------- --------------------------------
Holger Pusch                               Director                         July 31, 2008
------------------------------------------ -------------------------------- --------------------------------
Hartmut Weigelt, Ph.D.                     Director                         July 31, 2008
------------------------------------------ -------------------------------- --------------------------------