Form 10-Q
period 2008-06-30
PROTEO INC
filed 2008-08-14
CIK 1063104

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

                  For the quarterly period ended June 30, 2008

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "an accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)
       Large accelerated filer  |_|              Accelerated filer         |_|

       Non-accelerated filer    |_|              Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

    Indicate the number of shares outstanding of each of the issuer's classes of common and preferred stock, as of the latest practicable date.
                CLASS                       NUMBER OF SHARES OUTSTANDING
     ------------------------------   ------------------------------------------
     Common Stock, $0.001 par value    23,879,350 shares of common stock as of
                                           August 13, 2008
     Preferred Stock Class A,          600,000 shares of preferred stock Class A
     $0.001 par value                      as of August 13, 2008

================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed  Consolidated Balance Sheet as of June 30, 2008
           (unaudited) and Condensed Consolidated Balance Sheet as of
           December 31, 2007                                                   3

           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month
           Periods Ended June 30, 2008 and 2007, and for the Period
           From November 22, 2000(Inception) Through June 30, 2008             4

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six-month Periods Ended June 30, 2008 and 2007, and for the
           Period From November 22, 2000 (Inception) Through June 30, 2008     5

           Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11

Item 3     Quantitative and Qualitative Disclosures About Market Risk         14

Item 4T.   Controls and Procedures                                            14

PART II.   OTHER INFORMATION                                                  15

Item 1.    Legal Proceedings                                                  15

Item 1A    Risk Factors                                                       15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits                                                           15

SIGNATURES                                                                    16


                                                 PROTEO, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED BALANCE SHEETS



                               ASSETS
                                                                            June 30, 2008                 December 31,
                                                                             (Unaudited)                      2007
                                                                      -------------------------     ------------------------
CURRENT ASSETS
         Cash and cash equivalents                                    $              1,675,463      $               802,745
         Research supplies inventory                                                   138,371                      127,557
         Prepaid expenses and other current assets                                      26,529                       80,542
                                                                      -------------------------     ------------------------
                                                                                     1,840,363                    1,010,844

PROPERTY AND EQUIPMENT, NET                                                            327,322                      376,542
                                                                      -------------------------     ------------------------
Total Assets                                                          $              2,167,685      $             1,387,386
                                                                      =========================     ========================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                     $                71,433       $               123,518
         Accrued licensing fees                                                       995,337                       927,900
                                                                      -------------------------     ------------------------
                                                                                    1,066,770                     1,051,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock, par value $0.001 per share; 10,000,000
                  shares authorized; 600,000 shares issued and
                  outstanding (Liquidation preference - Note 2)                           600                            -
         Common stock, par value $0.001 per share; 300,000,000
                  shares authorized; 23,879,350 shares issued and
                  outstanding                                                          23,880                        23,880
         Additional paid-in capital                                                 8,567,634                     4,968,234
         Note receivable for sale of preferred stock                               (2,467,498)                            -
         Accumulated other comprehensive income                                       513,853                       370,378
         Deficit accumulated during development stage                              (5,537,554)                   (5,026,524)
                                                                      -------------------------     ------------------------
                  Total Stockholders' Equity                                        1,100,915                       335,968
                                                                      -------------------------     ------------------------
Total Liabilities and Stockholders' Equity                            $             2,167,685       $             1,387,386
                                                                      =========================     ========================


                         SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                    PROTEO, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                               FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
                            AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2008
                                                             UNAUDITED

                                                                                                                     NOVEMBER 22,
                                                                                                                        2000
                                              THREE-MONTHS      THREE-MONTHS      SIX-MONTHS       SIX-MONTHS        (INCEPTION)
                                             ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,   THROUGH JUNE 30,
                                                 2008               2007             2008             2007              2008

REVENUES                                     $           -     $           -     $           -    $           -    $             -
                                            ---------------   ---------------   ---------------  ---------------  -----------------

EXPENSES
  General and Administrative                        94,602            40,517           215,057         135,457           3,743,360
  Research and Development, net of grants          117,215            37,071           246,650          59,723           1,862,914
                                            ---------------   ---------------   ---------------  ---------------  -----------------
                                                   211,817            77,588           461,707         195,180           5,606,274
                                            ---------------   ---------------   ---------------  ---------------  -----------------

INTEREST AND OTHER INCOME (EXPENSE), NET            13,138            (5,718)          (49,322)        (12,788)              5,716
                                            ---------------   ---------------   ---------------  ---------------  -----------------

NET LOSS BEFORE MINORITY INTEREST                 (198,679)          (83,306)         (511,029)       (207,968)         (5,600,558)

MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED SUBSIDIARY, NET OF TAXES                -                   -                -            3,948              63,004
                                            ---------------   ---------------   ---------------  ---------------  -----------------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                   (198,679)          (83,306)         (511,029)        (204,020)        (5,537,554)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                       59,019            13,892           143,475           19,807            513,853
                                            ---------------   ---------------   ---------------  ---------------  -----------------

COMPREHENSIVE LOSS                           $    (139,660)    $     (69,414)    $    (367,554)   $    (184,213)   $    (5,023,701)
                                            ===============   ===============   ===============  ===============  =================

BASIC AND DILUTED LOSS PER
  COMMON SHARE                               $       (0.01)    $       (0.00)    $       (0.02)   $       (0.01)
                                            ===============   ===============   ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                            23,879,350        23,879,350        23,879,350       23,879,350
                                            ===============   ===============   ===============  ===============


                            SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







                                              PROTEO, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007, AND
                        FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2008
                                                    UNAUDITED

                                                                                                        NOVEMBER 22,
                                                                                                           2000
                                                                  SIX-MONTHS         SIX-MONTHS         (INCEPTION)
                                                                     ENDED              ENDED             THROUGH
                                                                 JUNE 30, 2008      JUNE 30, 2007      JUNE 30, 2008
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $      (511,029)   $      (204,020)   $    (5,537,554)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                         29,054             27,366            304,453
    Loss on disposal of property and equipment                                -              3,684              4,518
    Unrealized foreign currency transaction loss                        115,779             18,000            340,866
    Changes in operating assets and liabilities:
       Research supplies inventory                                       (1,498)                -            (139,949)
       Prepaid expenses and other current assets                         57,992             36,776            (12,707)
       Accounts payable and accrued liabilities                         (59,152)           (28,705)            25,839
       Accrued licensing fees                                                 -                  -            702,813
                                                               -----------------  -----------------  -----------------
NET CASH USED IN OPERATING ACTIVITIES                                  (368,854)          (146,899)        (4,311,721)
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                         -             (1,108)          (608,022)
Cash of reorganized entity                                                    -                  -             27,638
                                                               -----------------  -----------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES                                         -             (1,108)          (580,384)
                                                               -----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        -                  -          1,792,610
Proceeds from subscribed common stock                                         -            180,732          3,190,995
Proceeds from issuance of preferred stock                             1,132,502                  -          1,132,502
                                                               -----------------  -----------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,132,502            180,732          6,116,107
                                                               -----------------  -----------------  -----------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES
    ON CASH and CASH EQUIVALENTS                                        109,070              7,386            451,461
                                                               -----------------  -----------------  -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               872,718             40,111          1,675,463

CASH AND CASH EQUIVALENTS - beginning
    of period                                                           802,745            269,482                 -
                                                               -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS - end of
    period                                                     $      1,675,463   $        309,593   $      1,675,463
                                                               =================  =================  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Common stock issued for subscription receivable                $              -   $             -    $      1,627,755
                                                               =================  =================  =================
Net assets (excluding cash) of reorganized entity              $              -   $             -    $          8,509
    received in exchange for equity securities                 =================  =================  =================


Unpaid balance of note receivable for issuance                 $      2,467,498   $             -    $      2,467,498
    of preferred stock                                         =================  =================  =================


                      SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2008 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements as of June 30, 2008, for the three-months and six-months ended June 30, 2008 and 2007 and for the period from November 22, 2000 (Inception) through June 30, 2008 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals except for the sale/issuance of preferred stock described in Note 2) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated operating results, and condensed consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-months and six-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB and 10-KSB/A for the fiscal year ended December 31, 2007 filed with the SEC on April 14, 2008 and July 31, 2008, respectively.

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2008 (UNAUDITED)

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

OTHER RISKS AND UNCERTAINTIES

Proteo, Inc.'s line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are in vitro products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the Financial Accounting Standards Board, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, nor the SEC have issued any accounting pronouncements since the Company filed its December 31, 2007 Form 10-KSB/A that are expected to have a material impact on the Company's future consolidated financial statements.

The recent accounting pronouncements discussed in the notes to the Company's December 31, 2007 audited consolidated financial statements, filed previously with the SEC in Form 10-KSB and 10-KSB/A, that were required to be adopted during the year ending December 31, 2008 did not have or are not expected to have a significant impact on the Company's 2008 consolidated financial statements.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2008 (UNAUDITED)



2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER CAPITAL EQUITY TRANSACTIONS

During the six-month periods ended June 30, 2008 and 2007 the Company received payments of approximately $1,133,000 for preferred stock and $181,000 for common stock, respectively, in connection with the issuance of preferred stock and common stock subscriptions receivable.

In March 2008, the Company received 300,000 Euros ($474,000)("Deposit") from FIDEsprit AG ("FIDEsprit"), a Swiss corporation, as a deposit for a capital stock subscription. On June 5, 2008, the Company's Board of Directors authorized the issuance of up to 750,000 shares of non-voting Series A Preferred Stock ("Series A Stock") with a par value of $0.001 per share. On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit. Pursuant to the Stock Purchase Agreement, the Company sold and issued to FIDEsprit 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, FIDESprit delivered to the Company a promissory note in the amount of $3,600,000. The promissory note matures on March 31, 2009. Scheduled principal payments are due as follows: (i) the first installment, in the amount of $900,000, was due upon execution of the Stock Purchase Agreement,
(ii) the second installment, in the amount of $450,000, is due on or before August 30, 2008, (iii) the third installment, in the amount of $900,000, is due on or before November 30, 2008, and (iv) the final installment, in the amount of $1,350,000, is due on or before March 31, 2009. The promissory note bears interest at 10% per annum only on any unpaid principal balance after March 31, 2009 or upon any default event. During the quarter ended June 30, 2008, the Company applied the Deposit against the Purchase Price and received approximately $659,000 in principal payments for the promissory note. The unpaid principal balance of the Series A Stock Note receivable as of June 30, 2008 approximated $2,467,000 which has been reported as a reduction of stockholders' equity as of that date.

Holders of Series A Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of the outstanding shares of Series A Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Stock for each twenty shares of Series A Stock owned by each holder of Series A Stock. The annual stock dividend shall be paid on June 30 commencing in 2009 and no stock dividends will be paid after December 31, 2011. In the event the Company shall enter into any transaction in which the shares of common stock are exchanged into other stock or securities, each share of Series A Stock shall automatically be exchanged or converted into the same stock or other securities at a rate per share equal to 1.5 times the rate per share that the common stock is exchanged for. Upon liquidation, holders of Series A Stock are entitled to receive a per share cash distribution equal to twice the rate of the per share cash distribution, if any, to the holders of common stock.

FIDEsprit and the Company have one director in common, who is also a shareholder of the Company.

There were no issuances of common stock during the six-month period ended June 30, 2008, nor have any stock options been granted from inception to-date.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2008 (UNAUDITED)

3. LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2008 or 2007. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and grant receipts, income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income related to these items approximated $514,000 at June 30, 2008 and $370,000 at December 31, 2007.

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the six-month periods ended June 30, 2008 and 2007, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction losses of approximately $116,000 and $18,000 for the six-months ended June 30, 2008 and 2007, respectively, which are included in interest and other expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2008 (UNAUDITED)

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) of the Grant in 2007 and 2006, respectively. Grant funds approximating 196,000 Euros and 225,000 Euros (approximately $289,000 and $298,000, respectively) have been received (or were due at December 31, 2007) and reported as a reduction of research and development expenses for the years ended December 31, 2007 and 2006, respectively. The remaining 21,000 Euros (approximately $27,000) expired as of December 31, 2007 and were forfeited. Grant funds approximating 0 and 74,000 Euros ($0 and $98,000, respectively) were received during the six month periods ended June 30, 2008 and 2007, respectively, and have been reported as a reduction of research and development expenses.

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

During 2004, the licensing agreement was amended to require payments of 30,000 Euros on July 15 of each year, beginning on July 15, 2004. Such amount can be increased in calendar 2005 and thereafter to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approximately $43,000). No other payments were made to Dr. Wiedow as of December 31, 2007, which was a technical breach of the license agreement. Dr. Wiedow waived such breach and deferred all of the other payments that were contractually due as of June 30, 2008 to December 31, 2008.

At June 30, 2008 and December 31, 2007 the Company has accrued $995,337 (630,000 Euros) and $927,900 (630,000 Euros), respectively, of licensing fees payable to Dr. Wiedow. No payments were made to Dr. Wiedow during the six-month period ended June 30, 2008.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of June 30, 2008.

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

Since inception, the Company generated a relatively minor amount of non-operating revenue from its licensing activities and does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

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

During 2006, the Company gathered and evaluated additional data from the results of the Phase I study, and commenced the design of its first Phase II study, in order to establish Elafin's efficacy in a certain indication. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the six month period ended June 30, 2008 were approximately $462,000, an increase of approximately $267,000 over the same period of the prior year. This increase is due primarily to an increase in research and development expenses during the six month period ended June 30, 2008 of approximately $187,000 which was not offset by the receipt of any grant funds as was the case in the same period of the prior year and an increase in general and administrative expenses of approximately $80,000.

The Company's operating expenses for the three month period ended June 30, 2008 were approximately $212,000, an increase of approximately $134,000 over the same period of the prior year. This increase is due primarily to an increase in research and development expenses during the current year quarter of approximately $80,000 which was not offset by the receipt of any grant funds as was the case in the prior year quarter and an increase in general and administrative expenses of approximately $54,000.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expenses) for the six-month and three-month period ended June 30, 2008 were approximately ($49,000), and $13,000, respectively, an increase of approximately $36,000 and $19,000 over the same periods of the prior year. The increases are due primarily to an increase in the unrealized foreign currency transaction loss described in Note 5 to the Company's condensed consolidated financial statements included elsewhere herein.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net gain of approximately $143,000 and $59,000 in foreign currency translation adjustments during the six-month and three-month periods ended June 30, 2008, respectively. This represents an increase of approximately $123,000 and $45,000, respectively, over the same periods in the prior year. The increases are primarily due to a weakening U.S. Dollar (our reporting currency)compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and
(ii) $1,133,000 from the sale of 600,000 shares of the Company's Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of June 30, 2008, had a principal balance of $2,467,498. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

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

The Company has cash approximating $1,675,000 as of June 30, 2008. This is a significant increase over the December 31, 2007 cash balance of approximately $803,000, mainly due to receipts from the 2004 Grant and the receipt of the proceeds from the sale of the Company's Series A Preferred Stock.

The VAT and grant amounts had been reflected as prepaid expenses and other current assets on our December 31, 2007 consolidated balance sheet. Their receipt accounts for the decrease in such account at June 30, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------
a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Birge Bargmann our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective. In our evaluation of disclosure controls and procedures as of December 31, 2007 and March 31, 2008, we concluded that there was a material weakness in our internal control over financial reporting which we viewed as an integral part of our disclosure controls and procedures. As noted in (b) below, this material weakness was remediated during the quarter ended June 30, 2008.

b) Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, we retained the services of two outside consultants to prepare and review our interim and annual consolidated financial statements. As a result we have remediated the previously noted material weakness due to the lack of sufficient in-house personnel with sufficient technical U.S. accounting expertise to ensure that our interim and annual consolidated financial statements (including the required footnote disclosures) can be prepared without material misstatements.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes other than the change noted above in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    PART II OTHER INFORMATION
    -------------------------

ITEM 1.           LEGAL PROCEEDINGS.
-------           ------------------

                  None.

ITEM 1A           RISK FACTORS
-------           ------------

                  Not required for SRCs.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  The information required by Item 701 of Regulation S-K was reported in the Company's Form 8-K filed with the SEC on June 11, 2008.

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

Dated: August 14, 2008

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