Form 10-K/A
period 2007-12-31
PROTEO INC
filed 2008-10-21
CIK 1063104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                               None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company|X| |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $17,518,960 as of September 30, 2008.

                                   23,879,350
   (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AT SEPTEMBER 30, 2008)



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

               AMENDMENT NO. 2 TO THE ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                EXPLANATORY NOTE

         Proteo, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on April 14, 2008 (the "Original Filing") and amended by Amendment No. 1 to Form 10-KSB, which was filed on July 31, 2008, to amend Part II Item 8A(T) of the Original Filing to include additional information required by such item.

         Except as stated above or otherwise specifically described herein, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

         Because of SEC Release No. 33-8876, the Company is filing this amendment using the applicable information requirements of Form 10-K. In a Form 10-K, "Controls and Procedures" are (temporarily) designated as Item 9A(T). As a result, Part II Item 8A(T) of the Original Filing is amended in its entirety to read as follows:

ITEM 9A(T) - CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Birge Bargmann our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

         Based on this evaluation, we have concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of internal control over financial reporting was completed, our internal control over financial reporting was not effective to satisfy the objectives for which it is intended because of the material weakness described above.

         Our plan to remediate the aforementioned material weakness is to utilize an outside consulting resource to prepare and review interim and annual financial statements.

         Our December 31, 2007 annual report on Form 10-KSB does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, management's report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in the aforementioned annual report.

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

Dated:  October 21, 2008

                                        PROTEO, INC.
                                        (Registrant)



                                        BY: /S/ BIRGE BARGMANN
                                            ------------------------------------
                                            BIRGE BARGMANN
                                            CHIEF EXECUTIVE OFFICER AND
                                            CHIEF FINANCIAL OFFICER