Form 10-Q
period 2008-09-30
PROTEO INC
filed 2008-10-31
CIK 1063104

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

                  For the quarterly period ended September 30, 2008

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

       Non-accelerated filer    |_|              Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       NUMBER OF SHARES OUTSTANDING
     ------------------------------   ------------------------------------------
     Common Stock, $0.001 par value    23,879,350 shares of common stock as of
                                           October 31, 2008



================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheet as of September 30, 2008 (unaudited) and Condensed Consolidated Balance Sheet as of
           December 31, 2007                                                   3

           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month
           Periods Ended September 30, 2008 and 2007, and for the Period
           From November 22, 2000(Inception) Through September 30, 2008        4

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Nine-month Periods Ended September 30, 2008 and 2007, and for the Period From November 22, 2000 (Inception) Through
           September 30, 2008                                                  5

           Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         14

Item 4T.   Controls and Procedures                                            14

PART II.   OTHER INFORMATION                                                  15

Item 1.    Legal Proceedings                                                  15

Item 1A    Risk Factors                                                       15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits                                                           15

SIGNATURES                                                                    16

                                   PROTEO, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                             ASSETS
                                                                    September 30,    December 31,
                                                                        2008             2007
                                                                    -------------    -------------
                                                                     (Unaudited)

CURRENT ASSETS
         Cash and cash equivalents                                  $   1,474,938    $     802,745
         Research supplies inventory                                      125,747          127,557
         Prepaid expenses and other current assets                         35,796           80,542
                                                                    -------------    -------------
                                                                        1,636,481        1,010,844

PROPERTY AND EQUIPMENT, NET                                               286,076          376,542
                                                                    -------------    -------------
Total Assets                                                        $   1,922,557    $   1,387,386
                                                                    =============    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                   $      53,436    $     123,518
         Accrued licensing fees                                           910,287          927,900
                                                                    -------------    -------------
                                                                          963,723        1,051,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Non-voting preferred stock, par value $0.001 per share;
                  10,000,000 shares authorized; 600,000 shares
                  Issued and outstanding (Liquidation preference:
                  see Note 2)                                                 600               --
         Common stock, par value $0.001 per share; 300,000,000
                  shares authorized; 23,879,350 shares issued and
                  outstanding                                              23,880           23,880
         Additional paid-in capital                                     8,567,634        4,968,234
         Note receivable for sale of preferred stock                   (2,328,008)              --
         Accumulated other comprehensive income                           343,721          370,378
         Deficit accumulated during development stage                  (5,648,993)      (5,026,524)
                                                                    -------------    -------------
                  Total Stockholders' Equity                              958,834          335,968
                                                                    -------------    -------------
Total Liabilities and Stockholders' Equity                          $   1,922,557    $   1,387,386
                                                                    =============    =============


           SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






                                                    PROTEO, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       AND COMPREHENSIVE LOSS
                               FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                            AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                                             UNAUDITED

                                                                                                            NOVEMBER 22,
                                                                                                                2000
                                            THREE-MONTHS    THREE-MONTHS     NINE-MONTHS     NINE-MONTHS     (INCEPTION)
                                               ENDED           ENDED           ENDED           ENDED           THROUGH
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2008            2007            2008            2007            2008

REVENUES                                    $         --    $         --    $         --    $         --    $         --
                                            ------------    ------------    ------------    ------------    ------------

EXPENSES
  General and Administrative                     100,363          58,221         315,420         193,678       3,843,723
  Research and Development, net of grants        124,844          43,641         371,494         103,364       1,987,758
                                            ------------    ------------    ------------    ------------    ------------
                                                 225,207         101,862         686,914         297,042       5,831,481
                                            ------------    ------------    ------------    ------------    ------------

INTEREST AND OTHER INCOME, NET                   113,767          55,528          64,446          42,740         119,484
                                            ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE MINORITY INTEREST               (111,440)        (46,334)       (622,468)       (254,302)     (5,711,997)

MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED SUBSIDIARY, NET OF TAXES               --              --              --           3,948          63,004
                                            ------------    ------------    ------------    ------------    ------------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                  (111,440)        (46,334)       (622,468)       (250,354)     (5,648,993)

FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                   (170,132)         45,006         (26,657)         64,813         343,721
                                            ------------    ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                          $   (281,572)   $     (1,328)   $   (649,125)   $   (185,541)   $ (5,305,272)
                                            ============    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                              $      (0.01)   $      (0.00)   $      (0.03)   $      (0.01)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          23,879,350      23,879,350      23,879,350      23,879,350
                                            ============    ============    ============    ============


                            SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                                   PROTEO, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007, AND
          FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2008
                                            UNAUDITED

                                                                                      NOVEMBER 22,
                                                                                          2000
                                                         NINE-MONTHS    NINE-MONTHS    (INCEPTION)
                                                            ENDED          ENDED        THROUGH
                                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            2008           2007           2008
                                                         -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (622,468)   $  (250,354)   $(5,648,993)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                              45,950         40,655        321,349
    Loss on disposal of property and equipment                    --          3,723          4,518
    Unrealized foreign currency transaction (gain)loss       (18,453)        71,000        206,634
    Changes in operating assets and liabilities:
       Research supplies inventory                              (647)            --       (139,099)
       Prepaid expenses and other current assets              45,538        (16,044)       (25,161)
       Accounts payable and accrued liabilities              (71,375)           983         13,617
       Accrued licensing fees                                     --             --        702,813
                                                         -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       (621,455)      (150,037)    (4,564,322)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                         (4,884)        (1,197)      (612,906)
Cash of reorganized entity                                        --             --         27,628
                                                         -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                         (4,884)        (1,197)      (585,268)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                            --             --      1,792,610
Proceeds from subscribed common stock                             --        323,339      3,190,995
Proceeds from issuance of preferred stock                  1,271,992             --      1,271,992
                                                         -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,271,992        323,339      6,255,597
                                                         -----------    -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES
    ON CASH AND CASH EQUIVALENTS                              26,540         27,451        368,931
                                                         -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    672,193        199,556      1,474,938

CASH AND CASH EQUIVALENTS - beginning
    of period                                                802,745        269,482             --
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - end of
    period                                               $ 1,474,938    $   469,038    $ 1,474,938
                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Common stock issued for subscription receivable          $        --    $        --    $ 1,627,755
                                                         ===========    ===========    ===========
Net assets (excluding cash) of reorganized entity
    received in exchange for equity securities           $        --    $        --    $     8,509
                                                         ===========    ===========    ===========

Unpaid balance of note receivable for issuance
    of preferred stock                                   $ 2,328,008    $        --    $ 2,328,008
                                                         ===========    ===========    ===========

          SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                5

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements as of September 30, 2008, for the three-months and nine-months ended September 30, 2008 and 2007 and for the period from November 22, 2000 (Inception) through September 30, 2008 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals except for the sale/issuance of preferred stock described in Note 2) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company")as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-months and nine-months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on April 14, 2008.

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

The products that the Company is developing are considered drugs or biologics, and hence are governed by the Federal Food, Drug and Cosmetics Act (in the United States) and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used by humans are subject to certain clearance procedures administered by the above regulatory agencies.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)

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

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a German private commercial bank. The Company's bank accounts at this financial institution are presently protected by the voluntary "Deposit Protection Fund Of The German Private Commercial Banks". As such, the Company's bank is a member of this deposit protection fund. The Company has not experienced any losses in these accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

OTHER RISKS AND UNCERTAINTIES

Proteo, Inc.'s line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such are governed by the Federal Food, Drug and Cosmetics Act (in the United States) and by the regulations of state agencies and various foreign government agencies. There can be no assurances that the Company will obtain the regulatory approvals required to market its products. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

As substantially all of the Company's operations are in Germany, the Company is exposed to risks related to fluctuations in foreign currency exchange rates. Management does not utilize derivative instruments to hedge against such exposure.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Proteo, Inc. and Proteo Biotech AG, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The recent accounting pronouncements discussed in the notes to the Company's December 31, 2007 audited consolidated financial statements, filed previously with the SEC in Form 10-KSB that were required to be adopted during the year ending December 31, 2008 did not have or are not expected to have a significant impact on the Company's 2008 consolidated financial statements.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)



2.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS

During the nine-month periods ended September 30, 2008 and 2007 the Company received payments of approximately $1,272,000 for preferred stock and $323,000 for common stock, respectively, in connection with the issuance of preferred stock and collections of a common stock subscriptions receivable.

In March 2008, the Company received 300,000 Euros ($474,000)("Deposit") from FIDEsprit AG ("FIDEsprit"), a Swiss corporation, as a deposit for a capital stock subscription. On June 5, 2008, the Company's Board of Directors authorized the issuance of up to 750,000 shares of non-voting Series A Preferred Stock ("Series A Stock") with a par value of $0.001 per share. On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit. Pursuant to the Stock Purchase Agreement, the Company sold and issued to FIDEsprit 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, FIDESprit delivered to the Company a promissory note in the amount of $3,600,000. The promissory note matures on March 31, 2009. Scheduled principal payments have been paid or are due as follows: (i) the excess of the first installment ($900,000) over the Deposit was paid upon execution of the Stock Purchase Agreement, (ii) the second installment, in the amount of $450,000, was due on or before August 30, 2008, (iii) the third installment, in the amount of $900,000, is due on or before November 30, 2008, and (iv) the final installment, in the amount of $1,350,000, is due on or before March 31, 2009. The promissory note bears interest at 10% per annum only on any unpaid principal balance after March 31, 2009 or upon any default event. During the quarter ended June 30, 2008, the Company applied the Deposit against the Purchase Price and received approximately $662,000 in principal payments for the promissory note. During the quarter ended September 30, 2008 the Company received approximately $139,000 in principal payments for the promissory note. The unpaid principal balance of the Series A Stock Note receivable as of September 30, 2008 approximated $2,328,000 which included approximately $78,000 that was due on or before August 30, 2008. The $78,000 was received in October 2008. The Series A Stock Note receivable is reported as a reduction of stockholders' equity at September 30, 2008.


Holders of Series A Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of the outstanding shares of Series A Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Stock for each twenty shares of Series A Stock owned by each holder of Series A Stock. The annual stock dividend shall be paid on June 30 commencing in 2009 and no stock dividends will be paid after December 31, 2011. In the event the Company shall enter into any transaction in which the shares of common stock are exchanged into other stock or securities, each share of Series A Stock shall automatically be exchanged or converted into the same security at a rate per share equal to 1.5 times the rate per share that the common stock is exchanged for. Upon liquidation, holders of Series A Stock are entitled to receive a per share cash distribution equal to twice the rate of the per share cash distribution, if any, to the holders of common stock.

FIDEsprit and the Company have one director in common, who is also a shareholder of the Company.

There were no issuances of common stock during the nine-month period ended September 30, 2008, nor have any stock options been granted from inception to date.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)

3. LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2008 or 2007. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and grant receipts, income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income related to these items approximated $344,000 at September 30, 2008 and $370,000 at December 31, 2007.

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the nine-month periods ended September 30, 2008 and 2007, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction (gains) and losses of approximately ($18,000) and $71,000, respectively, for the nine-months ended September 30, 2008 and 2007, respectively, which are included in interest and other income in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," establishes standards for how public companies report information about segments of their business in their annual financial statements and requires them to disclose selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the countries in which it holds material assets and reports material revenues and its major customers. The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment are located in Germany.

7. GRANTS

In May 2004, the German state of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "Grant") for further research and development of the Company's pharmaceutical product Elafin. The Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The Grant covers approximately 50% of eligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the Grant is that the product is to be developed and subsequently produced in Schleswig-Holstein.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) of the Grant in 2007 and 2006, respectively. Grant funds approximating 196,000 Euros and 225,000 Euros (approximately $289,000 and $298,000, respectively) have been received (or were due at December 31, 2007) and have been reported as a reduction of research and development expenses for the years ended December 31, 2007 and 2006, respectively. The remaining 21,000 Euros (approximately $27,000) expired as of December 31, 2007 and were forfeited. Grant funds approximating 0 and 112,000 Euros ($0 and $151,000, respectively) during the nine-month periods ended September 30, 2008 and 2007, respectively, have been reported as a reduction of research and development expenses.

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

During 2004, the licensing agreement was amended to require payments of 30,000 Euros on July 15 of each year, beginning on July 15, 2004. Such amount can be increased in calendar 2005 and thereafter to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approximately $43,000). No other payments were made to Dr. Wiedow as of December 31, 2007, which was a technical breach of the license agreement. Dr. Wiedow waived such breach and deferred all of the other payments that were contractually due as of September 30, 2008 to December 31, 2008.

At September 30, 2008 and December 31, 2007 the Company has accrued $910,287 (630,000 Euros) and $927,900 (630,000 Euros), respectively, of licensing fees payable to Dr. Wiedow. No payments were made to Dr. Wiedow during the nine-month period ended September 30, 2008.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2008.

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

Such differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

Since inception, the Company has generated a relatively minor amount of non-operating revenue from its licensing activities and does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

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

In April 2008, we submitted an application to the Ethics Committee at the University of Kiel, Germany for a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II). In May 2008, the Ethics Committee at the University of Kiel, Germany gave its positive opinion on the above application which we submitted to the BUNDESINSTITUT FUR ARZNEIMITTEL UND MEDIZINPRODUKTE, the German Federal Institute for pharmaceuticals and medical products.

In August 2008, the BUNDESINSTITUT FUR ARZNEIMITTEL UND MEDIZINPRODUKTE granted approval for the Phase II clinical trial on the drug candidate Elafin. The trial will be performed in Germany at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the nine month period ended September 30, 2008 were approximately $687,000, an increase of approximately $390,000 over the same period of the prior year. This increase is due primarily to an increase in research and development expenses during the nine month period ended September 30, 2008 of approximately $268,000 which was not offset by the receipt of any grant funds as was the case in the same period of the prior year and an increase in general and administrative expenses of approximately $122,000. The increase in general and administrative expenses is primarily due to an increase in professional fees related to financial reporting and the implementation of certain internal controls over financial reporting.

The Company's operating expenses for the three month period ended September 30, 2008 were approximately $225,000, an increase of approximately $123,000 over the same period of the prior year. This increase is due primarily to an increase in research and development expenses during the current year quarter of approximately $81,000, which was not offset by the receipt of any grant funds as was the case in the prior year quarter, and an increase in general and administrative expenses of approximately $42,000.

INTEREST AND OTHER INCOME

Interest and other income for the nine-month and three-month periods ended September 30, 2008 were approximately $64,000 and $114,000, respectively, an increase of approximately $21,000 and $58,000, respectively, over the same periods of the prior year. The increases are due primarily to an increase in the unrealized foreign currency transaction loss described in Note 5 to the Company's condensed consolidated financial statements included elsewhere herein.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net loss of approximately $27,000 and $170,000 in foreign currency translation adjustments during the nine-month and three-month periods ended September 30, 2008, respectively. This represents a decrease of approximately $91,000 and $215,000, respectively, over the same periods in the prior year. The decreases are primarily due to a strengthening U.S. Dollar (our reporting currency)compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and
(ii) $1,272,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of September 30, 2008, had a principal balance of $2,328,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

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

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) under the 2004 Grant in 2007 and 2006, respectively. In 2007, we received grant funds approximating 172,000 Euros (approximately $254,000) and qualified for an additional 23,623 Euros recorded as a receivable as of December 31, 2007. We did not qualify for approximately 21,000 Euros under the 2004 Grant by December 31, 2007, and such amount was forfeited. As of December 31, 2007, management believes that all other milestones required by the 2004 Grant have been satisfied.

The Company received approximately 24,000 Euros ($34,000) of grant funds during The nine months ended September 30, 2008.

The Company has cash and cash equivalents approximating $1,475,000 as of September 30, 2008. This is a significant increase over the December 31, 2007 balance of approximately $803,000, mainly due to receipts of the first two installment payments on the promissory note receivable resulting from the sale of the Company's Series A Preferred Stock.

The VAT and grant amounts had been reflected as prepaid expenses and other current assets on our December 31, 2007 consolidated balance sheet. Their receipt accounts for the decrease in such account at September 30, 2008.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

b) Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 31, 2008

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