Form 10-K
period 2008-12-31
PROTEO INC
filed 2009-03-30
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to               .
Commission File Number: 000-30728

PROTEO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0292249
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2102 Business Center Drive
Irvine, California 92612
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 253-4616

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐ No   ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐                                                                                       Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $25,949,000 based on the last sale price on that date reported on the Over-the-Counter Bulletin Board.

Documents Incorporated by Reference
None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PROTEO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

CAUTIONARY STATEMENT

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Since we are a "penny stock" company (see Item 5 of Part II of this Annual Report), the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the "Company" (as that term is defined below) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, Food and Drug Administration ("FDA") and other regulatory approval of our products, patent protection on our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technologoical change, and other risk factors detailed herein and in our other filings with the Securities and Exchange Commission (the "SEC"). Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concderning our Company and our business made elsewhere in this annual report as well as other public reports filed with the SEC. The forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

Such statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis  of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "may," "should, " "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," “hopes,” “project”, “will,” their opposites and similar expressions are used.

Forward-looking statements are not guarantees of future performance. They should not be regarded as a representation by us or any other person that the objectives or plans will be achieved. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

PART I

ITEM 1 - BUSINESS

COMPANY OVERVIEW- HISTORY

Proteo, Inc. is a Nevada corporation formed on December 18, 1992. Proteo, Inc. has one wholly owned subsidiary, Proteo Biotech AG ("PBAG"), a German corporation (Proteo, Inc. and PBAG are hereinafter collectively referred to as "we", "our", the "Company" and "Proteo"). The Company's common stock is currently quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "PTEO.OB". Effective December 31, 2004, the Company's other wholly owned subsidiary, Proteo Marketing, Inc. ("PMI") was merged into the Company.

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

Elafin may also be useful in the treatment of the seriously injured. Similar to damage of heart muscles as described above, much of the damage caused by serious injuries appears after the injury causing event (e.g.: traffic accidents). In emergency treatment following accidents, the blood supply, nerve fibers and the stability of bones and joints are given priority. Due to blood supply deficiencies, inflammation will occur in injured muscles and in injured vessels. Because muscles may be destroyed by the inflammation, limbs may have to be amputated despite successful surgeries. Elafin may protect muscles against damage caused by inflammation. In animal experiments, rat legs treated with Elafin remained almost unaffected, although the blood supply to the leg was cut off for six hours.

The excellent tolerability of recombinant Elafin for injection in human subjects was demonstrated in a Phase I clinical trial. A Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma was started in the University Hospital of Schleswig-Holstein, Campus Kiel in November 2008. The aim of the trial is to investigate the effectiveness of Elafin at suppressing the postoperative inflammatory processes. A further Phase II clinical trial has already been approved by the Ethical Committee Minapharm Pharmaceuticals SAE, Cairo, will initiate a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy at the University of Cairo.

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

Further, Proteo intends to engage in the research and development of other drugs and biotechnical products based on natural proteins. We may also be able to implement unique technologies and biotechnological production procedures that may enable us to offer related services to other companies. Additional research and development has already begun in the areas of Leech-derived Tryptase Inhibitors (LDTI), and Bis-acyl ureas. LDTI has been successfully expressed in yeast, and is an inhibitor of human mast cell tryptase. LDTI inhibits tryptase-induced human fibroblast proliferation. LDTI may be a drug candidate for the treatment of keloid formation, scleroderma and asthma.

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

In May 2004 we received another grant from the German State of Schleswig-Holstein in the approximate amount of 760,000 Euros for further research and development of our pharmaceutical product Elafin. The 2004 grant covered the period from April 1, 2004 to March 31, 2007 if certain milestones were reached by September 30 of each year. The 2004 grant was extended through December 31, 2007. The 2004 grant covered 50% of eligible research and development costs and was subject to our ability to otherwise finance the remaining of the costs. An additional condition of the grant was that the product had to be developed and subsequently produced in the German State of Schleswig-Holstein.

As of December 31, 2008, the Company had not applied for any other grants since the 2004 grant described above.

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

In 2006, we gathered and evaluated additional data from the results of the Phase I study. In addition, during 2006, we established a procedure to incorporate Elafin as an active ingredient in cream.

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

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products of the EMEA issued a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. On March 20, 2007 the orphan drug designation became effective upon adoption of the recommendation by the European Commission.

In July 2007, we entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Animal experiments on newborn rats will be carried out by Dr. Bernard Thebaud, associate professor at the Department of Pediatrics and Neonatology.

In August 2007, our subsidiary entered into a license agreement with Rhein Minapharm ("Minapharm"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm has received an approval for conducting a Phase II clinical trial in December 2008. Minapharm will initiate a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy at the University of Cairo.

In January 2008, we entered into an agreement with Stanford University in California to cooperate in preclinical studies related to Elafin's treatment of pulmonary arterial hypertension.

In April 2008, we initiated a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II), which was approved in May 2008 by the Ethics Committee and in August 2008 by the BUNDESINSTITUT FUR ARZNEIMITTEL UND MEDIZINPRODUKTE, the German Federal Institute for pharmaceuticals and medical products. In November 2008 the Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma was started in the Clinic for General and Thorax Surgery at the University Hospital of Schleswig-Holstein, Campus Kiel.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President and Chief Executive Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has four full-time employees and one part-time employee as of December 31, 2008.

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

COMPETITION

The market for our planned products and technologies is highly competitive, and we expect competition to increase. We compete with many other companies involved in the development of pharmaceuticals, most of which are larger than Proteo. Some of our anticipated competitors offer a broad range of equipment, supplies, products and technology, including many of the products and technologies contemplated to be offered by us. To the extent that customers exhibit loyalty to the supplier that first supplies them with a particular product or technology, our competitors may have an advantage over us with respect to such products and technologies. Additionally, many of our competitors have, and will continue to have, greater research and development, marketing, financial and other resources than us and, therefore, represent and will continue to represent significant competition in our anticipated markets. As a result of their size and the breadth of their product offering, certain of these companies have been and will be able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for health care products and technologies from prospective customers. Such managed accounts present significant competitive barriers for us. It is anticipated that we will benefit from their participation in selected markets, which, as they expand, may attract the attention of our competitors. The business of research and development of pharmaceuticals is intensely competitive. Major companies with immense financial and personal resources are also engaged in this field.

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for decades. Currently, hundreds of related patents have been granted. Most of these substances are produced synthetically, and are not applicable in the treatment of human diseases. Three other elastase inhibitors, secretory leukoprotease inhibitor (SLPI), alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. >From the human protein inter-alpha-trypsin inhibitor a highly specific elastase inhibitor, depelestat, has been engineered. Four other substances, ZD8321, ZD0892, SSR69071 and ONO-5046, are synthetic elastase inhibitors which may have effectiveness comparable to that of Elafin.

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

DEPELESTAT

A further elastase inhibitor has been engineered from the Kunitz domain of human inter-alpha-trypsin inhibitor. This peptide was found to be a potent inhibitor of human elastase, however, other than in the case of Elafin, it is reported that no other proteases, including proteinase 3, were inhibited. Currently Depelestat is being clinically developed by Debiopharm for use in the treatment of cystic fibrosis and ARDS.

GOVERNMENT REGULATION

The Company is, and will continue to be, subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which we believe we are in material compliance. Any future change in, and the cost of compliance with, these laws and regulations could have a material adverse effect on the business, financial condition, and results of operations of the Company.

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

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings including fourteen patents already issued. The issued patents include three patents which have been issued in the United States of America. The Company does not have title to any patents; title to the patents rests with Dr. Wiedow.  The Company’s rights with respect to patents are derived pursuant to a license agreement between the Company and Dr. Wiedow (the “License Agreement”) dated December 30, 2000, which was amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008.

Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the original License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning on July 15, 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros.

Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (1.6% as of January 1, 2009) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that the Company will not only pay a three percent (3%) royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology.

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

Country		Patent Number

USA	US	5464822
USA	US	6245739
USA	US	6893843
European Union	EP	0402068
Japan	JP	2989853
Australia	AU	636148
Canada	CA	2018592
Finland	FI	902880
Ireland	IE	070520
Israel	IL	094602
New Zealand	NZ	233974
Norway	NO	177716
Portugal	PT	094326
South Africa	ZA	9004461

EMPLOYEES

As of December 31, 2008, Proteo had four full-time employees and one part time employee, all working at our offices in Germany.

ITEM 1A. – RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

In October 2001, the Company entered into several leases for office and laboratory facilities in Germany beginning January 2002 and expiring at dates through December 2011. One lease for office space at Kiel, Germany was cancelled as of October 31, 2005. In June 2004 and in August 2005,  we entered into leases for laboratory and office space and additional office space, respectively. The aggregate monthly rental under the foregoing leases was approximately $3,400.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent in lieu of the annual meeting of the Company’s stockholders dated December 23, 2008 (the “Consent”), stockholders holding 12,680,000 shares of the Company’s common stock, representing approximately 53% of the voting power of the Company, elected the following four individuals to serve on the Company’s board of directors until the next annual meeting of the Company’s stockholders to be held in 2009: Birge Bargmann, Professor Oliver Wiedow, MD, Holger Pusch and Professor Hartmut Weigelt, Ph.D.

In addition, pursuant to the Consent, the stockholders ratified the appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as independent auditors of the Company for the fiscal year ending December 31, 2008.

No other matters were consented upon and no other stockholders of the Company were asked to sign the Consent.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2008 and 2007 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2008	First Quarter	$1.95	$0.51
	Second Quarter	3.65	0.65
	Third Quarter	2.49	1.39
	Fourth Quarter	1.70	0.60

2007	First Quarter	$0.71	$0.36
	Second Quarter	0.67	0.46
	Third Quarter	0.65	0.28
	Fourth Quarter	1.01	0.30

On March 17, 2009, the last sales price of our common stock was $1.00 per share. No cash dividends have been paid on our common stock for the 2008 and 2007 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 17, 2009, the number of shareholders of record of the Company's common stock was 1,746.

PENNY STOCK

Until we satisfy the initial listing requirements for the Nasdaq Stock Market and successfully apply to have our shares of common stock traded thereon, our common stock will continue to be quoted on the OTCBB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our common stock is deemed to be a penny stock, trading in our shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" include (i) certain entities as defined in Rule 501(a) of Regulation D, (ii) directors and executive officers of the issuer of the securities being offered or sold and (iii) persons with a net worth exceeding $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse) in each of the two most recent years and reasonably expect to reach the same income level in the current year. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

DIVIDEND POLICY

To date, we have declared no cash dividends on our common or preferred stock, and do not expect to pay cash dividends on our common and preferred stock in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2008.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2008, the Company received $470,000 (“Deposit”) as a deposit on the purchase of Preferred Stock from FIDEsprit AG (“FIDEsprit”), a Swiss company. On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit. Pursuant to the Stock Purchase Agreement, the Company sold and issued to FIDEsprit 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, FIDESprit delivered to the Company a promissory note in the amount of $3,600,000. The promissory note matures on March 31, 2009.  For additional information see the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein.

The other information required by Item 701 of Regulation S-K relating to the transaction described in the preceding paragraph was included in the Company's Form 8-K filed with the SEC on June 11, 2008.

On December 22, 2006, we entered into a Common Stock Purchase Agreement (the "Agreement") with FIDEsprit (the "Investor"). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,500,000 shares of our common stock at a purchase price of $0.60 per share, for an aggregate purchase price of $900,000. In payment of the purchase price, the Investor delivered to us a promissory note in the principal amount of $900,000. The promissory note does not bear any interest, and is payable in five installments of $180,000, with the first payment due on the date the shares were issued, on December 22, 2006, followed by four quarterly payments commencing on March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The aggregate purchase price of $900,000 has been paid in full in installments through December 14, 2007. The other information required by Item 701 of Regulation S-K relating to the transaction described in this paragraph was included in the Company's Form 8-K filed with the SEC on December 22, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

An SRC is not required to provide any information in response to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative expenses, and other specific risks that may be alluded to in this Annual Report or in other reports filed with the SEC by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

See page one for additional information regarding forward-looking statements.

The Company currently generates minor non-operating revenue from its out-licensing activities and does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurance as to the level of operating revenues, if any, the Company may actually achieve from its planned principal operations.

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

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products of the EMEA adopted a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of the recommendation by the European Commission.

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

In August 2007, the Company's subsidiary entered into an agreement with Minapharm for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an upfront payment, and will receive milestone-payments and royalties on net product sales. In addition, Minapharm will take over the funding of clinical research activities for the designated region. In December 2008 the responsible authority in Cairo granted approval for a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients.

In January 2008 we entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin's treatment of pulmonary arterial hypertension. Proteo will provide support for animal experiments conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment was started in November 2008.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2008 were approximately $994,000, an increase of approximately $513,000 over the year ended December 31, 2007. This increase is due primarily to an increase in research and development expenses during the year ended December 31, 2008 of approximately $403,000 which was not offset by the receipt of any grant funds as was the case in the prior year and an increase in general and administrative expenses of approximately $110,000 for the year ended December 31, 2008. The increase in general and administrative expenses is primarily due to an increase in professional fees related to public financial reporting and the implementation of certain internal controls over financial reporting.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2008 were approximately $105,000 an increase of approximately $72,000 over the year ended December 31 2007. The increase is due primarily to (1) interest income increasing from $6,000 in 2007 to $48,000 in 2008; (2) royalty fees included in miscellaneous income decreasing by $110,000 in 2008 compared to 2007 and (3) a foreign currency transaction gain in 2008 of $42,000 compared to a loss of $101,000 in 2007.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a loss of approximately $91,000 in foreign currency translation adjustments during the year ended December 31, 2008. For the year ended December 31, 2007, the Company recognized a gain of approximately $90,000. This represents a net decrease of approximately $181,000. The decrease is primarily due to a strengthening U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,358,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of December 31, 2008, had a principal balance of $2,245,000. See Note 3 to the consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "2004 Grant") for further research and development of the Company's pharmaceutical product Elafin. The 2004 Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The 2004 Grant covers 50% of eligible research and development costs and was subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein. The Company qualified to receive approximately 196,109 Euros and 225,000 Euros under the 2004 Grant in 2007 and 2006, respectively. In 2007, we received grant funds approximating 172,000 Euros and qualified for an additional 23,623 Euros recorded as a receivable as of December 31, 2007. We did not qualify for approximately 21,000 Euros under the 2004 Grant by December 31, 2007 which amount was not rolled forward and forfeited. As of December 31, 2007, management believes that all milestones required by the 2004 Grant have been satisfied. The Company received approximately 24,000 Euros ($34,000) of grant funds during the year ended December 31, 2008. The Company has not applied for any other grants as of December 31, 2008.

The Company has cash and cash equivalents approximating $1,237,000 as of December 31, 2008. This is a significant increase over the December 31, 2007 balance of approximately $803,000, mainly due to receipt of a payment from Minapharm and the payments on the promissory note receivable resulting from the sale of the Company's Series A Preferred Stock.

Management believes that the Company will not generate any significant operating revenues for at least the next three years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

CAPITAL EXPENDITURES

None significant.

GOING CONCERN

The Company's independent registered public accounting firm has stated in their Auditor's Report included in this Form 10-K that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our results of operations, liquidity and capital resources is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates.

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the matters that are inherently uncertain. We discuss each of these policies below, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

GRANTS - GENERAL

In the past, the Company has received grants from the German government which were used to fund research and development activities and the acquisition of equipment. Grants for the reimbursement of research and development expenses were offset against research and development expenses in the accompanying consolidated statements of operations when the related expenses are incurred. Grants related to the acquisition of tangible property were recorded as a reduction of the property's historical cost.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $279,000 at December 31, 2008.

INCOME TAXES

We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” , which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

In July 2006, the Financial Accounting Standard Board issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109.  FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2008 the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

IMPAIRMANT OF LONG LIVED ASSETS

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based upon the most recent assessment as of December 31, 2008, the Company has determined there was no impairment in the value of long-lived assets.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, the components of other comprehensive income (loss) are the foreign currency translation adjustments that are recorded as components of stockholders' equity.

LOSS PER COMMON SHARE

SFAS No. 128, “Earnings per Share”, requires presentation of basic earnings per common share (“Basic EPS”) and diluted earnings per common share (“Diluted EPS”).  Basic earnings (loss) per common share is computed by dividing earnings (loss) available to common  stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share reflects the potential  dilution, using the treasury  stock method,  that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our net earnings or loss.  In computing diluted earnings (loss) per common share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period.  Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A SRC is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2008, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Proteo is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (iii) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company, and (iv) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management has assessed the Company's internal control over financial reporting as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITIONS
Birge Bargmann	47	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke	44	Secretary
Professor Oliver Wiedow, MD.	51	Director
Holger Pusch	52	Director
Prof. Hartmut Weigelt, Ph.D.	63	Director

BIOGRAPHICAL INFORMATION

Birge Bargmann has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the University of Kiel. She co-developed and carried out procedures to detect and to purify Elafin.

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

Prof. Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently Chief Scientific Officer ("CSO") of MedEcon Ruhr GmbH, and head of the Department of Dental Biomedicine at the University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Proteo, Inc. is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee; however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our board of directors is deemed to be its audit committee and as such functions and performs some of the same duties as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC.

The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.The Company does not have a formal compensation committee. The Board of Directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation.

The Company does not have a formal nominating committee. The Board of Directors, acting as a nominating committee, recommends candidates who will be nominated as management’s slate of directors at each annual meeting of stockholders. The Board of Directors will also consider candidates for directors nominated by stockholders. A stockholder who wished to submit a candidate for consideration at the annual meeting of stockholders to be held in 2009, must have notified the Secretary of the Company, in writing, no later than March 13, 2009.  The written notice must have included information about each proposed nominee, including name, age, business address, principal occupation, shares beneficially owned and other information required to be included in proxy solicitations. The nomination notice must also have included the nominating stockholder’s name and address, the number of shares beneficially owned and a statement that such stockholder intends to nominate his candidate. A statement from the candidate must also have been furnished, indicating the candidate’s desire and ability to serve as a director. Adherence to these procedures is a prerequisite to a stockholder’s right to nominate a candidate for director at the annual meeting.

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated by the Company to become directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the management's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

CODE OF ETHICAL CONDUCT

The Company maintains a code of ethical conduct applicable to all employees, officers and directors. The Company will also provide to any person without charge, and upon request, a copy of the Code of Ethics by making a request in writing to: info@proteo.de.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ending December 31, 2008 by each person who served as the principal executive officer of Proteo during fiscal year 2008. There were no other executive officers who had compensation of $100,000 or more during fiscal year 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2008	$ 141,250	-0-	-0-	-0-	-0-	-0-	-0-	141,250
(Chief Executive
Officer and Chief	2007	$ 64,000	-0-	-0-	-0-	-0-	-0-	-0-	64,000
Financial Officer)

Ms. Bargmann’s salary is paid by the Company’s wholly owned subsidiary Proteo Biotech AG.

OPTION/STOCK APPRECIATION RIGHTS GRANTS TABLE

The Company does not have a stock option plan, and has not granted any stock options or stock appreciation rights to date.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

Not applicable.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have any equity compensation plans.

COMPENSATION OF DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has no employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. However, Ms. Bargmann does have an employment contract with the Company’s wholly owned subsidiary Proteo Biotech AG which is described below. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.  The Company does not pay fees to directors who are not executive officers for their attendance at meetings of the Board of Directors or its committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

COMPENSATION COMMITTEE AND INSIDER PARTICIPATION

The current Board of Directors includes Birge Bargmann, who also serves as an executive officer of the Company. As a result, this director discusses and participates in deliberations of the Board of Directors on matters relating to the terms of executive compensation. In this regard, a director whose executive compensation is voted upon by the Board of Directors must abstain from such vote.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The following statement made by the Board of Directors, sitting as a Compensation Committee, shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under either of such Acts.

The Company does not have a formal compensation committee and the Company’s officers receive no compensation from the Company at this time.  Ms. Bargmann, our President, Chief Executive Officer and Chief Financial Officer, receives compensation from our wholly-owned subsidiary, Proteo Biotech AG. The Supervisory Board of Proteo Biotech AG entered into an employment contract with Ms. Bargmann on August 1, 2007. The contract became effective on August 1, 2007 and expires on July 31, 2010. Pursuant to the agreement, Ms. Bargmann received a salary of 8,000 Euro per month, which amounted to total annual compensation of $64,000 for the year ended December 31, 2007 and $141,000 for the year ended December 31, 2008.  The supervisory Board and Ms. Bargmann are obliged to negotiate the compensation at any time on the request of either party taking into consideration the economic performance of the Company. If no understanding can be reached within one month, the requesting party is allowed to terminate the agreement three months after at month’s end.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Holger Pusch	20,000	*
Prof. Hartmut Weigelt, Ph.D.	80,000	*
All directors and executive officers as a group (5 persons)	12,790,000	53.6%
_________________
* less than 1%

(1) Based on 23,879,350 common shares outstanding as of March 7, 2009.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2007, we have accrued $927,900 of licensing fees payable to Dr. Wiedow. During 2004, the licensing agreement was amended to require annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such amount can be increased up to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. The annual payments will continue until the entire obligation of 660,000 Euros has been paid. In December 2007, the Company paid to Dr. Wiedow 30,000 Euros (approx. $43,000). No other payments had been made to Dr. Wiedow as of December 31, 2007, which was a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2008.

On December 23, 2008, we entered into an Amendment Agreement to the License Agreement with Dr. Oliver Wiedow (the "Amendment"). Pursuant to the original license agreement, which was entered into on December 30, 2000, we agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the original license agreement was amended to require us to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of our financial ability to make such payments. Except as described in the preceding paragraph, no other payments have been made under the original license agreement and the amount payable to Dr. Wiedow as of December 31, 2008 was 630,000 Euros.

Pursuant to the Amendment, Dr. Wiedow agreed that we shall pay the 630,000 Euros to him as follows: for fiscal years 2008 to 2012, we shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, we shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 we paid Dr. Wiedow 30,000 Euros. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (1.6% as of January 1, 2009) plus six percent. In the event that our financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that we will not only pay a three percent royalty on gross revenues from our sale of products based on the licensed technology, but also three percent of the license fees (including upfront and milestone payments and running royalties) received by us or our subsidiary from the sublicensing of the licensed technology.

On September 28, 2006, Dr. Wiedow entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. Dr. Wiedow will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, he will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. Dr. Wiedow is under no obligation to provide additional capital contributions to the Company. During the years ended December 31, 2007 and 2006, losses of 50,000 Euros (approximately $63,000) were allocated against the contributed capital account, which is presented as minority interest in the profits and losses of Proteo Biotech on the accompanying statements of operations and comprehensive loss.

The disclosure requirements of Item 407(a) of Regulation S-K are not applicable to this filing.

 ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $83,000 and $84,000 for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $5,500 and $6,000 for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered by the principal accountant for tax compliance and tax advice.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2008 that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.    Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report.

(2) Financial Statement Schedules.    All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
21	List of Subsidiaries of Proteo, Inc.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: March 30, 2009	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann	Chief Executive Officer and Chief Financial Officer	March 30, 2009
Birge Bargmann

/s/ Oliver Wiedow, M.D.	Director	March 30, 2009
Oliver Wiedow, M.D.

/s/ Holger Pusch	Director	March 30, 2009
Holger Pusch

/s/ Hartmut Weigelt, Ph.D.	Director	March 30, 2009
Hartmut Weigelt, Ph.D.

PROTEO, INC. AND SUBSUDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007 and for the Period From November 22, 2000 (Inception) Through December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007 and for the Period From November 22, 2000 (Inception) Through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the Period from November 22, 2000 (Inception) Through December 31, 2008	F-10

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007, and for the period from November 22, 2000 (Inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and for the period from November 22, 2000 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reported in the accompanying consolidated financial statements, the Company is a development stage enterprise which has experienced significant losses since inception with no operating revenues. As of December 31, 2008, the Company's deficit accumulated during the development stage approximated $5.9 million. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 30, 2009
Newport Beach, California

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$1,237,450	$802,745
Research supplies inventory	114,650	127,557
Prepaid expenses and other current assets	191,599	80,542
TOTAL CURRENT ASSETS	1,543,699	1,010,844

PROPERTY AND EQUIPMENT, NET	265,245	376,542
Total Assets	$1,808,944	$1,387,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$138,225	$123,518
Accrued licensing fees	42,291	927,900
TOTAL CURRENT LIABILITIES	180,516	1,051,418

LONG TERM LIABILITIES
Deferred revenue	115,300	--
Accrued licensing fees	803,529	--
TOTAL LONG TERM LIABILITIES	918,829	--

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 600,000 shares issued and outstanding (Liquidation preference - Note 3)	600	--
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	4,968,234
Note receivable for sale of preferred stock	(2,245,389)	--
Accumulated other comprehensive income	279,280	370,378
Deficit accumulated during development stage	(5,916,406)	(5,026,524)
Total Stockholders' Equity	709,599	335,968
Total Liabilities and Stockholders' Equity	$1,808,944	$1,387,386

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	November 22, 2000 (Inception) Through December 31, 2008

REVENUES	$--	$--	$--

EXPENSES
General and administrative	458,023	347,825	3,986,326
Research and development, net of grants	536,365	133,286	2,152,629
	994,388	481,111	6,138,955
OTHER INCOME (EXPENSE)
Interest income	48,376	6,334	89,135
Miscellaneous income, net	14,445	126,717	253,812
Foreign currency transaction gain (loss)	41,685	(101,087)	(183,402)
	104,506	31,964	159,545

NET LOSS BEFORE MINORITY INTEREST	(889,882)	(449,147)	(5,979,410)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED
SUBSIDIARY, NET OF TAXES	--	3,978	63,004

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(889,882)	(445,169)	(5,916,406)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(91,098)	89,987	279,280

COMPREHENSIVE LOSS	$(980,980)	$(355,182)	$(5,637,126)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,000	23,879,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
BALANCE - November 22, 2000 (Inception)	--	$--	$--	$--	$--	$--	$--

Common stock subscribed at $0.001 per share	4,800,000	4,800	--	(4,800)	--	--	--

Common stock issued for cash at $3.00 per share	50,000	50	149,950	--	--	--	150,000

Reorganization with Proteo Biotech AG	2,500,000	2,500	6,009	--	--	--	8,509

Net loss	--	--	--	--	--	(60,250)	(60,250)

BALANCE - December 31, 2000	7,350,000	7,350	155,959	(4,800)	--	(60,250)	98,259

Common stock issued for cash at $3.00 per share	450,000	450	1,349,550	--	--	--	1,350,000

Cash received for common stock subscribed at $0.001 per share	--	--	--	4,800	--	--	4,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

(continued)

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Common stock issued for cash at $0.40 per share	201,025	$201	$80,209	$--	$--	$--	$80,410

Common stock subscribed at $0.40 per share	5,085,487	5,086	2,029,109	(2,034,195)	--	--	--

Common stock issued for cash to related parties at $0.001 per share	7,200,000	7,200	--	--	--	--	7,200

Other comprehensive loss	--	--	--	--	(20,493)	--	(20,493)

Net loss	--	--	--	--	--	(374,111)	(374,111)

BALANCE - December 31, 2001	20,286,512	20,287	3,614,827	(2,034,195)	(20,493)	(434,361)	1,146,065

Common stock issued in connection with reverse merger	1,313,922	1,314	(1,314)	--	--	--	--

Cash received for common stock subscribed at $0.40 per share	--	--	--	406,440	--	--	406,440

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

(continued)

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
Other comprehensive income	--	$--	$--	$--	$116,057	$--	$116,057

Net loss	--	--	--	--	--	(1,105,395)	(1,105,395)

BALANCE - December 31, 2002	21,600,434	21,601	3,613,513	(1,627,755)	95,564	(1,539,756)	563,167

Common stock issued for cash at $0.60 per share	66,667	67	39,933	--	--	--	40,000

Cash received for common stock subscribed at $0.40 per share	--	--	--	387,800	--	--	387,800

Other comprehensive income	--	--	--	--	164,399	--	164,399

Net loss	--	--	--	--	--	(620,204)	(620,204)

BALANCE - December 31, 2003	21,667,101	21,668	3,653,446	(1,239,955)	259,963	(2,159,960)	535,162

Common stock issued for cash at $0.40 per share	412,249	412	164,588	--	--	--	165,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

 (continued)

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Cash received for common stock subscribed at $0.40 per share	--	$--	$--	$680,000	$--	$--	$680,000

Other comprehensive income	--	--	--	--	93,186	--	93,186

Net loss	--	--	--	--	--	(639,746)	(639,746)

BALANCE - December 31, 2004	22,079,350	22,080	3,818,034	(559,955)	353,149	(2,799,706)	833,602

Common stock subscribed at $0.84 per share	300,000	300	251,700	(252,000)	--	--	--

Cash received for common stock subscribed at $0.40 per share	--	--	--	435,284	--	--	435,284

Other comprehensive income	--	--	--	--	(134,495)	--	(134,495)

Net loss	--	--	--	--	--	(1,131,781)	(1,131,781)

BALANCE - December 31, 2005	22,379,350	22,380	4,069,734	(376,671)	218,654	(3,931,487)	2,610

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

(continued)
	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total

Common stock subscribed at $0.60 per share	--	--	1,500,000	$1,500	$898,500	$(900,000)	$--	$--	$--

Cash received for common stock subscribed at $0.40 per share	--	--	--	--	--	414,590	--	--	414,590

Other comprehensive income	--	--	--	--	--	--	61,737	--	61,737

Net loss			--	--	--	--	--	(649,868)	(649,868)

BALANCE - December 31, 2006	--	--	23,879,350	23,880	4,968,234	(862,081)	280,391	(4,581,355)	(170,931)

Cash received for common stock subsribed at $0.60 per share	--	--	--	--	--	862,081	--	--	862,081

Other comprehensive income	--	--	--	--	--	--	89,987	--	89,987

Net loss	--	--	--	--	--	--	--	(445,169)	(445,169)

BALANCE - December 31, 2007	--	--	23,879,350	23,880	$4,968,234	$-	$370,378	$(5,026,524)	$335,968

Preferred stock subscribed at $6.00 per share	600,000	$600	--	--	3,599,400	(3,600,000)	--	--	--

Cash received for preferred stock subscribed at $2.26 per share	--	--	--	--	--	1,354,611	--	--	--

Other comprehensive income	--	--	--	--	--	--	$(91,098)	--	$(91,098)

Net loss	--	--	--	--	--	--	--	(889,882)	(889,882)

BALANCE - December 31, 2008	600,000	$600	23,879,350	$23,880	$8,567,634	$(2,245,389)	279,280	$(5,916,406)	$709,599

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	November 22, 2000 (Inception) Through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(889,882)	$(445,169)	$(5,916,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,279	54,578	334,678
Loss on disposal of equipment	--	4,518	4,518
Foreign currency transaction (gain) loss	(41,685)	101,087	183,402
Changes in operating assets and liabilities:
Research supplies inventory	7,760	(24,547)	(130,692)
Prepaid expenses and other current assets	(119,520)	(24,518)	(190,219)
Accounts payable and accrued liabilities	7,004	17,851	91,995
Deferred revenue	120,341	--	120,341
Accrued licensing fees	(42,100)	(44,187)	660,713
Net cash used in operating activities	(898,803)	(360,387)	(4,841,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,284)	(6,294)	(613,306)
Cash of reorganized entity	--	--	27,638
Net cash used in investing activities	(5,284)	(6,294)	(585,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	--	--	1,792,610
Proceeds from subscribed common stock, and issuance of preferred stock	1,354,591	862,081	4,545,586
Net cash provided by financing activities	1,354,591	862,081	6,338,196

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15,799)	37,863	326,592

NET INCREASE IN CASH AND CASH EQUIVALENTS	434,705	533,263	1,237,450

CASH AND CASH EQUIVALENTS - beginning of period	802,745	269,482	--

CASH AND CASH EQUIVALENTS - end of period	$1,237,450	$802,745	$1,237,450

(continued)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	November 22, 2000 (Inception) Through December 31, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Common stock issued for subscriptions receivable	$--	$--	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$--	$--	$8,509

Unpaid balance of note receivable for issuance of preferred stock	$2,245,389	$--	$2,245,389

See the accompanying notes to consolidated financial statements for additional information on non-cash investing and financing activities during the years ended December 31, 2008 and 2007, and for the period from November 22, 2000 (Inception) through December 31, 2008.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN MATTERS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $5,916,000. There is no assurance of any future revenues. At December 31, 2008, the Company has working capital of approximately $1,363,000, stockholders' equity of approximately $710,000, and an accumulated deficit of approximately $5.9 million.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

Management has taken action to address these matters. They include:

•	Retention of experienced management personnel with particular skills in the development of such products.
•	Attainment of technology to develop biotech products.
•	Raising additional funds through the sale of debt and/or equity securities.

The Company's products, to the extent they may be deemed drugs or biologics, are governed by the United States Federal Food, Drug and Cosmetics Act and the regulations of state and various foreign government agencies. The Company's proposed pharmaceutical products to be used with humans are subject to certain clearance procedures administered by the above regulatory agencies. There can be no assurance that the Company will receive the regulatory approvals required to market its proposed products elsewhere or that the regulatory authorities will review the product within the average period of time.

Management plans to generate revenues from product sales, but there are no purchase commitments for any of the proposed products. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or sales of equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a private German commercial bank. The Company's bank accounts at this financial institution are presently protected by the voluntary "Deposit Protection Fund Of The German Private Commercial Banks". As such, the Company's bank is a member of this deposit protection fund. The Company has not experienced any losses in these bank accounts.

The Company's research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

OTHER RISKS AND UNCERTAINTIES

The Company's line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are recombinant proteins for use in humans. The Company has no experience in obtaining regulatory approvals for these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

As substantially all of the Company's operations are in Germany, they are exposed to risks related to fluctuations in foreign currency exchange rates. The Company does not utilize derivative instruments to hedge against such exposure.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Proteo, Inc. and its wholly owned subsidiary. The operations of PBAG, acquired on December 30, 2000, are included in the accompanying consolidated statements of operations and comprehensive loss from such date. All significant intercompany accounts and transactions have been eliminated in consolidation.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STARTUP ACTIVITIES

Statement of Position No. 98-5, "REPORTING THE COSTS OF STARTUP ACTIVITIES" requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

GRANTS

In the past, the Company received grants from the German government which were used to fund research and development activities and the acquisition of equipment (see Note 6). Grant receipts for the reimbursement of research and development expenses were offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property were recorded as a reduction of such property's historical cost.

Funds were available at the earliest from January 1 of each budget year with a funds request submitted on or before December 5 of the preceding year. Funds reserved for each budget year may not be assigned, and funds not requested by December 5 of each budget year expired.

As of December 31, 2008, the Company had not applied for any additional grants since the May 2004 amended grant described in Note 6.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

Statement of Financial Accounting Standards ("SFAS") No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at December 31, 2008 due to their short-term nature.

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the years ended December 31, 2008 and 2007, did not have any assets or liabilities that were measured at fair value on a non-recurring basis. The measurements referenced in the preceding sentence refer to those described in SFAS No. 157 ("Fair Value Measurements"), as amended.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amount approximated $279,000 at December 31, 2008.

The Company records payables related to a licensing agreement (see Note 6) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to US dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign currency exchange gain or loss results. The Company paid approximately $42,000 and $43,000 under this licensing agreement during the year ended December 31, 2008 and 2007, respectively, and did not realize any significant foreign currency exchanges gains or losses. Prior to 2007 the Company made no payments under such agreement.

Additionally, the Company computes a foreign currency transaction gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain of approximately $42,000 and an unrealized foreign currency transaction loss of approximately $101,000 for the years ended December 31, 2008 and 2007, respectively.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

LONG-LIVED ASSETS

Property and equipment are recorded at cost and depreciated using the straight-line method over their expected useful lives, which range from 3 to 14 years. Leasehold improvements are amortized over the expected useful life of the improvement or the remaining lease term, whichever is shorter. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation or amortization of assets are removed from the accounts upon retirement or other disposition; any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets, and requires that certain long- lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to shareholders) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LONG-LIVED ASSETS (continued)

Management believes that no indicators of impairment existed as of or during the year ended December 31, 2008. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in long-lived asset impairment charges in the future.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. In December 2003, the SEC released Staff Accounting Bulletin ("SAB") No. 104, "REVENUE RECOGNITION," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to SAB No. 104.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received are reported as a reduction of research and development costs (see Note 6).

PATENTS AND LICENSES

The Company does not own any patents or patents pending related to the Elafin technology and instead operates under a technology license agreement with a related party (see Note 6). Under such license agreement, the Company has agreed to pay all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

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

Management evaluates the Company's tax positions for measurement and recognition using the guidance set forth in FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", which is more fully described below.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

The Company adopted the provisions of FASB Interpretation No. 48 on January 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2008, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2008, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US and various states. The Company's 2005, 2006, and 2007 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2008, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2008 or 2007. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Total comprehensive income (loss) represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive income (loss) represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

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
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No.157, "FAIR VALUE MEASUREMENTS," which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a significant effect on the Company's financial position or results of operations.

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

The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. For the Company, SFAS No. 159 was effective as of January 1, 2008. As of December 31, 2008, the Company had not adopted SFAS No. 159.  SFAS No. 115 did not apply to the Company during the year ended December 31, 2008.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1 entitled "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP amends the following pronouncements (among several others) issued by the FASB's Emerging Issues Task Force ("EITF"): Issue No. 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"), and Issue No. 00-27 ("Application of Issue No. 98-5 to Certain Convertible Instruments").

FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash or other assets upon conversion (including partial cash settlement), unless the embedded conversion option must be separately accounted for as a derivative under SFAS No. 133. Convertible preferred shares that are mandatorily redeemable financial instruments and classified as liabilities under SFAS No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity") are within the scope of FSP APB 14-1; however, convertible preferred stock reported as equity (or temporary equity) is not within the scope of this pronouncement. In addition, FSP APB 14-1 does not apply to convertible debt instruments that require or permit settlement in cash (or other assets) upon conversion when the holders of the underlying stock would receive the same form of consideration in exchange for their shares.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity's nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 ("Interest on Receivables and Payables"). The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 ("Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock"). FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. Management has not determined the effect (if any) of this FSP on the Company's future interim and annual financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5 entitled "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock." This pronouncement applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative set forth in paragraphs 6-9 of SFAS No. 133 for purposes of determining whether such instrument or embedded feature qualifies for the first part of the scope exception set forth in paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative set forth in SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. EITF Issue No. 07-5 does not apply to share-based payment awards within the scope of SFAS No. 123(R) for purposes of determining whether such instruments are classified as liability or equity. EITF Issue No. 01-6 ("The Meaning of 'Indexed to a Company's Own Stock') has been superseded.

As more fully explained below, the objective of EITF Issue No. 07-5 is to determine whether a financial instrument or an embedded feature qualifies for the first part of the scope exception ("indexed to its own stock") described in paragraph 11(a) of SFAS No. 133. If so, and if the financial instrument or embedded feature has all the characteristics described in paragraphs 6-9 of SFAS No. 133, it must be analyzed under other GAAP [including EITF Issue No. 05-2 ("The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19")] to determine whether it is classified in stockholders' equity - or would be if it were a freestanding instrument. If a financial instrument is otherwise a derivative as defined by SFAS No. 133 and does not qualify under the exception described above, it must be reported as a derivative and accounted for at estimated fair value; whether such an embedded feature must be separated from the host contract (and accounted for as a derivative) is based on other criteria described in SFAS No. 133. If the conversion feature embedded in a convertible debt instrument meets both elements of the scope exception in paragraph 11(a) of SFAS No. 133, it would not be separated from the host contract or accounted for as a derivative by the issuer.

Under EITF Issue No. 07-5, an entity must determine whether an equity-linked financial instrument or embedded feature is indexed to its own stock by using the following two-step approach: (1) evaluate the instrument's contingent exercise provisions (if any), and (2) evaluate its settlement provisions. An exercise contingency (as defined) will not preclude an instrument or an embedded feature from being considered indexed to an entity's own stock provided that it is based on either (a) an observable market other than the market for the issuer's capital stock or (b) an observable index other than one calculated or measured solely by reference to the issuer's own operations (for example, revenues or EBITDA). If the instrument qualifies under Step 1, it is then analyzed under Step 2. An instrument (or embedded feature) is considered indexed to an entity's own stock if its settlement amount will equal the difference between the estimated fair value of a fixed number of the entity's equity shares and either a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. With very few exceptions - unless the only variables that could affect the settlement amount would be inputs to the estimated fair value of a "fixed-for-fixed" forward or option on equity shares, an instrument's strike price or the number of shares used to calculate the settlement are not considered fixed if its terms provide for any potential adjustment, regardless of the probability of the adjustment or whether any such adjustments are within the entity's control. As a result, standard anti-dilution clauses will apparently preclude an instrument from being considered "indexed to its own stock."

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). Management has not determined the effect (if any) of EITF Issue No. 07-5 on the Company's future interim and annual financial statements.

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

SFAS No. 141(R) includes substantial new disclosure requirements, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 14, 2008. Earlier adoption is prohibited. Such pronouncement must be adopted concurrently with SFAS No. 160 (see discussion in the following two paragraphs). Management is currently evaluating what effect (if any) SFAS No. 141(R) will have on the Company's future financial statements.

In December 2007, the FASB also issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB No. 51." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this pronouncement requires that a noncontrolling interest (minority interest) be reported in the stockholders' equity section of the balance sheet, with separate identification to distinguish such interest from the parent company's equity. The components of net income or loss attributable to the noncontrolling interest will be included in the results of operations in their "natural" classifications, and must be disclosed on the face of the income statement; however, earnings-per-share data will continue to be based exclusively on amounts attributable to the parent company. SFAS No. 160 clarifies that changes in a parent company's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the event does not result in a loss of control. In addition, SFAS No. 160 requires that a parent company recognize gain or loss when a subsidiary is deconsolidated; such gain or loss will be measured using the estimated fair value of the noncontrolling equity investment on the deconsolidation date. A deconsolidation transaction also establishes a new fair value basis in any retained noncontrolling ownership interest, requiring gain/loss recognition for the difference between such new basis and the historical carrying amount of the remaining ownership interest. This pronouncement includes expanded disclosure requirements regarding the interests of the parent company and noncontrolling interests in its subsidiaries. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 14, 2008; earlier adoption is prohibited. Management is currently evaluating what effect (if any) this pronouncement will have on the Company's future financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2008	2007
Technical and laboratory equipment	$422,855	$441,813
Plant	208,331	217,671
Leasehold improvements	5,241	5,476
Office equipment	36,639	32,378
	673,066	697,338
Less accumulated depreciation and amortization	(407,821)	(320,796)
Total	$265,245	$376,542

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations was approximately $59,000 and $55,000 for the years ended December 31, 2008 and 2007, respectively.

During the two years ended December 31, 2008, there were no long-lived assets that were considered to be impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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
DECEMBER 31, 2008 AND 2007

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. Except as described below, the Board of Directors has not designated any liquidation value, dividend rates or other rights or preferences with respect to any shares of preferred stock.

In March 2008, the Company received 300,000 Euros ($471,000) ("Deposit") from FIDEsprit AG ("FIDEsprit"), a Swiss corporation, as a deposit for a capital stock subscription. On June 5, 2008, the Company's Board of Directors authorized the issuance of up to 750,000 shares of non-voting Series A Preferred Stock ("Series A Stock") with a par value of $0.001 per share. On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit. Pursuant to the Stock Purchase Agreement, the Company sold and issued to FIDEsprit 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, FIDESprit delivered to the Company a promissory note in the amount of $3,600,000. The promissory note matures on March 31, 2009. Scheduled principal payments have been paid or are due as follows: (i) the excess of the first installment ($900,000) over the Deposit was paid upon execution of the Stock Purchase Agreement, (ii) the second installment, in the amount of $450,000, was due on or before August 30, 2008, (iii) the third installment, in the amount of $900,000, was due on or before November 30, 2008, and (iv) the final installment, in the amount of $1,350,000, is due on or before March 31, 2009. The promissory note bears interest at 10% per annum only on any unpaid principal balance after March 31, 2009 or upon any default event.

During the quarter ended June 30, 2008, the Company applied the Deposit against the Purchase Price and received approximately $662,000 in principal payments on the promissory note. During the quarters ended September 30, 2008 and December 31, 2008 the Company received approximately $139,000 and $83,000 in principal payments on the promissory note, respectively. The unpaid principal balance of the Series A Stock note receivable as of December 31, 2008 approximated $2,245,000 which includes approximately $895,000 that was due on or before November 30, 2008. Of this amount approximately $65,000 was received in February 2009. The Series A Stock note receivable is reported as a reduction of stockholders' equity at December 31, 2008. FIDEsprit is currently in default under the promissory note due to non-payment of the installment due on November 30, 2008. The Company has sent a written notice of default to FIDEsprit and has reserved its rights under the promissory note. The Company has not accelerated the due date of the remaining outstanding principal nor taken any other action under the note at this time.

Holders of Series A Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Stock for each twenty shares of Series A Stock owned by each holder of Series A Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011. In the event the Company shall enter into any transaction in which the shares of common stock are exchanged into other stock or securities, each share of Series A Stock shall automatically be exchanged or converted into the same security at a rate per share equal to 1.5 times the rate per share that the common stock is exchanged for. Upon liquidation, holders of Series A Stock are entitled to receive a per share cash distribution equal to twice the rate of the per share cash distribution, if any, to the holders of common stock.

During the March-June 2008 period, FIDEsprit and the Company had one common director, who was then also a stockholderof the Company.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

4. MINORITY INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company. During the years ended December 31, 2008, 2007 and 2006, losses of $0, $3,978 and $59,026, respectively, were allocated to the minority stockholder's capital account, which has been reported as minority interest in net loss of Proteo Biotech in the accompanying consolidated statements of operations.

 5. INCOME TAXES

There is no material income tax expense recorded for the years ended December 31, 2008 or 2007 due to the Company's net losses.

Income tax expense for the years ended December 31, 2008 and 2007 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2008	2007

Income tax benefit at U.S. federal statutory rates	$(303,000)	$(151,000)
Change in valuation allowance	303,000	151,000
State and local income taxes, net of federal income tax effect	800	800

	$800	$800

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,561,000 and $1,374,000 at December 31, 2008 and 2007, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.

As of December 31, 2008, the Company had tax net operating loss carryforwards ("NOLs") of approximately $632,000 and $3,997,000 (2,835,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

GRANTS

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "Grant") for further research and development of the Company's pharmaceutical product Elafin. The Grant, as amended, covers the period from April 1, 2004 to December 31, 2007 (the "New Grant")  if certain milestones have been reached by September 30 of each year, with a possible extension as defined in the agreement. The New Grant covers approximately 50% ofeligible research and development costs and is subject to the Company's ability to otherwise finance the remaining costs. An additional condition of the New Grant is that the product is to be developed and subsequently produced in the German state of Schleswig-Holstein.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6. COMMITMENTS AND CONTINGENCIES (continued)

GRANTS (continued)

The Company qualified to receive approximately 217,000 Euros and 225,000 Euros (approximately $320,000 and $298,000, respectively) of the New Grant in 2007 and 2006, respectively. New Grant funds approximating 196,000 Euros and 225,000 Euros ($289,000 and $298,000, respectively) have been received (or were due at year end) and reported as a reduction of research and development expenses for the years ended December 31, 2007 and 2006, respectively. The remaining 21,000 Euros (approximately $27,000) expired as of December 31, 2007 and were forfeited. As of December 31, 2007, management believes that all milestones required by the New Grant have been satisfied. The Company received approximately 24,000 Euros ($34,000) of grant funds during the year ended December 31, 2008.

As of December 31, 2008, the Company had not applied for any other grants from the German government since the New Grant described above.

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (1.6% as of January 1, 2009) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology.

Expense related to such license totaling zero, $139,000, and $747,000 is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2008 and 2007, and for the period November 22, 2000 (inception) to December 2008, respectively. No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2007, the Company has accrued $927,900 of licensing fees payable to Dr. Wiedow. At December 31, 2008, the Company has accrued approximately $846,000 of licensing fees payable to Dr. Wiedow of which approximately $42,000 is included in current liabilities and $804,000 is included in long-term liabilities.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2008.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6. COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT (continued)

On October 4, 1999, Dr. Wiedow and AstraZeneca PLC (formerly Zeneca Limited) entered into an agreement to assign all patents and technology related to Elafin to Dr. Wiedow in exchange for a royalty of 2% of any future net sales from such patents and technology. The Company, under its December 30, 2000 licensing agreement with Dr. Wiedow discussed above, assumed such royalty obligation.

ARTES BIOTECHNOLOGY LICENSE AGREEMENT

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of fifteen years with an annual license fee equal to the greater of 10,000 Euros (approximately $15,000 and $14,000 at December 31, 2007 and December 31, 2008, respectively) or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company recognized  $110,000 of miscellaneous income in 2007 and has deferred additional amounts received, and may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6. COMMITMENTS AND CONTINGENCIES (continued)

LEASES (continued)

Future minimum rental payments under non-cancelable operating leases, in Euros and equivalent U.S. dollars (based on the December 31, 2008 exchange rate), approximate the following for the years ending December 31:

	euro	dollars

2009	18,000	25,000
2010	18,000	25,000
2011	8,000	11,000
2012	0	0
2013	0	0

	44,000	$61,000

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2008 and 2007, and for the period November 22, 2000 (Inception) to December 31, 2008 approximated $38,000, $40,000 and $290,000, respectively.

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2008 and 2007:

	2008	2007

Numerator for basic and diluted loss per common share:
Net loss charged to common stockholders	$(889,882)	$(445,169)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,000	23,879,000

Basic and diluted loss per common share	$(0.04)	$(0.02)