Form 10-Q
period 2009-03-31
PROTEO INC
filed 2009-05-11
CIK 1063104

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

                  For the quarterly period ended March 31, 2009

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

       Non-accelerated filer    |_|              Smaller reporting company |X|
    (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                CLASS                       NUMBER OF SHARES OUTSTANDING
     ------------------------------   ------------------------------------------
     Common Stock, $0.001 par value    23,879,350 shares of common stock at
                                                  April 29, 2009
================================================================================

                                  PROTEO, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheet as of March 31, 2009
           (unaudited) and Condensed Consolidated Balance Sheet as of
           December 31, 2008                                                   3

           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31,
           2009 and 2008, and for the Period From November 22, 2000
           (Inception) Through March 31, 2009                                  4

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Three-month Periods Ended March 31, 2009 and 2008, and for the Period From November 22, 2000 (Inception) Through March
           31, 2009                                                            5

           Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          14

Item 4T.   Controls and Procedures                                            14

PART II.   OTHER INFORMATION                                                  15

Item 1.    Legal Proceedings                                                  15

Item 1A.   Risk Factors                                                       15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3.    Defaults Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders                15

Item 5.    Other Information                                                  15

Item 6.    Exhibits                                                           15

SIGNATURES                                                                    16

                                         PROTEO, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    ASSETS
                                                                                 March 31,      December 31,
                                                                                   2009             2008
                                                                                (Unaudited)
                                                                                -----------      -----------

CURRENT ASSETS
         Cash and cash equivalents                                              $ 1,099,975      $ 1,237,450
         Research supplies                                                          112,013          114,650
         Prepaid expenses and other current assets                                   47,909          191,599
                                                                                -----------      -----------
                                                                                  1,259,897        1,543,699

PROPERTY AND EQUIPMENT, NET                                                         249,170          265,245
                                                                                -----------      -----------
                                                                                $ 1,509,067      $ 1,808,944
                                                                                ===========      ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued liabilities                               $    78,902      $   138,225
         Accrued licensing fees                                                      39,624           42,291
                                                                                -----------      -----------
                                                                                    118,526          180,516

LONG TERM LIABILITIES
         Deferred revenue                                                           108,029          115,300
         Accrued licensing fees                                                     752,856          803,529
                                                                                -----------      -----------
                                                                                    860,885          918,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 600,000 shares issued and outstanding
                  (Liquidation preference - Note 2)                                     600              600
         Proteo, Inc. stockholders' equity:

         Common stock, par value $0.001 per share; 300,000,000
                  shares authorized; 23,879,350 shares issued and
                  outstanding                                                        23,880           23,880
         Additional paid-in capital                                               8,567,634        8,567,634
         Note receivable for sale of preferred stock                             (2,180,514)      (2,245,389)
         Accumulated other comprehensive income                                     158,377          279,280
         Deficit accumulated during development stage                            (6,040,321)      (5,916,406)
                                                                                -----------      -----------
                  Total Proteo, Inc. Stockholders' Equity                           529,656          709,409
                                                                                -----------      -----------
         Noncontrolling Interest                                                         --               --
                                                                                -----------      -----------
                  Total Stockholders' Equity                                        529,656          709,409
                                                                                -----------      -----------
Total Liabilities and Stockholders' Equity                                      $ 1,509,067      $ 1,808,944
                                                                                ===========      ===========


                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      3





                                         PROTEO, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                          FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2009


                                                                                              NOVEMBER 22,
                                                                                                  2000
                                                                THREE MONTHS ENDED            (INCEPTION)
                                                                     MARCH 31,                  THROUGH
                                                           ------------------------------       MARCH 31,
                                                              2009              2008               2009
                                                           ------------      ------------      ------------

REVENUES                                                   $         --      $         --      $         --
                                                           ------------      ------------      ------------

EXPENSES
General and administrative                                       60,404           120,455         4,046,730
Research and development                                        119,886           129,435         2,272,515
                                                           ------------      ------------      ------------
                                                                180,290           249,890         6,319,245
                                                           ------------      ------------      ------------
INTEREST AND OTHER INCOME (EXPENSE), NET                         56,375           (62,460)          215,920
                                                           ------------      ------------      ------------
NET LOSS                                                       (123,915)         (312,350)       (6,103,325)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST               --                --            63,004
                                                           ------------      ------------      ------------
NET LOSS ATTRIBUTABLE TO PROTEO, INC.                          (123,915)         (312,350)       (6,040,321)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                       (120,903)           84,456           158,377
                                                           ------------      ------------      ------------
COMPREHENSIVE LOSS                                         $   (244,818)     $   (227,894)     $ (5,881,944)
                                                           ============      ============      ============

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
   COMMON SHAREHOLDERS                                     $      (0.01)     $      (0.01)
                                                           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         23,879,000        23,879,000
                                                           ============      ============


                 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      4





                                        PROTEO, INC. AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2009



                                                                                              NOVEMBER 22,
                                                                                                  2000
                                                                 THREE MONTHS ENDED           (INCEPTION)
                                                                       MARCH 31,                THROUGH
                                                             ----------------------------       MARCH 31,
                                                                2009             2008             2009
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (123,915)     $  (312,350)     $(6,040,321)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Depreciation                                                      13,463           13,425          348,141
Loss on disposal of equipment                                         --               --            4,518
Unrealized foreign currency transaction (gains) losses           (53,340)          89,220          130,062
Changes in operating assets and liabilities:
      Research supplies                                           (4,594)           2,092         (135,286)
      Prepaid expenses and other current assets                  131,607           60,008          (58,612)
      Accounts payable and accrued liabilities                   (73,009)          (9,864)          18,986
      Deferred revenue                                                --               --          120,341
      Accrued licensing fees                                          --               --          660,713
                                                             -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                           (109,788)        (157,469)      (4,951,458)
                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                       (13,977)              --         (627,283)
     Cash of reorganized entity                                       --               --           27,638
                                                             -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                            (13,977)              --         (599,645)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                --               --        1,792,610
Proceeds from subscribed common stock and issuance
  of preferred stock to related party                             64,875          474,000        4,610,461
                                                             -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         64,875          474,000        6,403,071
                                                             -----------      -----------      -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                        (78,585)          78,786          248,007
                                                             -----------      -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (137,475)         395,317        1,099,975
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                 1,237,450          802,745               --
                                                             -----------      -----------      -----------
CASH AND CASH EQUIVALENTS--END OF PERIOD                     $ 1,099,975      $ 1,198,062      $ 1,099,975
                                                             ===========      ===========      ===========


                SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     5


                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements as of March 31, 2009, for the three months ended March 31, 2009 and 2008 and for the period from November 22, 2000 (Inception) through March 31, 2009 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals except for the sale/issuance of preferred stock described in Note 2) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 30, 2009.

NATURE OF BUSINESS

The Company intends to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin which naturally occurs in human skin, lungs and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue and complications resulting from organ transplantations.

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

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any significant revenues from operations. Management plans to generate revenues from product sales, but there is no commitment by any persons for purchase of any of the proposed products and there is no assurance of any future revenue. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Management has taken action to address these matters. They include:

     o Retention of experienced management personnel with particular skills in the development of such products.
     o    Attainment of technology to develop biotech products.
     o Raising additional funds through the sale of debt and/or equity securities.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009 (UNAUDITED)

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

Proteo, Inc.'s operations, including research and development activities and most of its assets are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

OTHER RISKS AND UNCERTAINTIES

Proteo, Inc.'s line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act (in the United States) and by the regulations of state agencies and various foreign government agencies. There can be no assurances that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are recombinant products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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

ACCOUNTING CHANGES

On January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which requires the Company to make certain changes to the presentation of the Company's financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as "minority interest") as part of consolidated net earnings ($0 for the each of the quarters ended March 31, 2009 and 2008, and approximately $63,000 from Inception through March 31, 2009, respectively) and to include the accumulated amount of noncontrolling interests as part of stockholders' equity ($0 for the quarter ended March 31, 2009 and year ended December 31, 2008, respectively). The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc" and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of shareholders' equity, the Company distinguish between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the adoption of SFAS 160 did not have a material effect on the Company's financial statements because a substantive contractual arrange specifies the attribution of net earnings and loss to the noncontrolling interest.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMETNS

In April 2009, the FASB Staff Position ("FSP") 107-1 ("FSP 107-1") amended SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amended APB Opinion No. 28, "Interim financial Reporting" to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly", and FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". Management is evaluating the impact this FSP will have on the Company's financial statement disclosures.

Except as described above, in the opinion of management, neither the Financial Accounting Standards Board, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2008, Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2. STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. The Board of Directors have not designated any liquidation value, dividend rates or other rights or preferences with respect to any shares of preferred stock. During the three-month periods ended March 31, 2009 and 2008 the Company received payments of approximately $65,000 and $474,000 for preferred stock, respectively, in connection with the issuance of preferred stock.

In March 2008, the Company received $474,000 ("Deposit") as a deposit on the purchase of Preferred Stock from FIDEsprit AG ("FIDEsprit"), a Swiss company. On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit. Pursuant to the Stock Purchase Agreement, the Company sold and issued to FIDEsprit 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, FIDESprit delivered to the Company a promissory note in the amount of $3,600,000. The promissory note matures on March 31, 2009. The unpaid principal balance of the Series A Stock note receivable as of March 31, 2009 approximated $2,181,000, which was due on or before March 31, 2009. Of this amount approximately $66,000 was received in April 2009. The Series A Stock note receivable is reported as a reduction of stockholders' equity at March 31, 2009. FIDEsprit is currently in default under the promissory note. The Company has sent a written notice of default to FIDEsprit and has reserved its rights under the promissory note. The Company has not accelerated the due date of the remaining outstanding principal nor taken any other action under the note at this time. The Company is in discussions with FIDEsprit regarding the restructuring of the payment schedule for the outstanding principal balance of the promissory note. Management continues to believe that the entire outstanding principal balance of the promissory note is collectible.

The other information required by Item 701 of Regulation S-K relating to the transaction described in the preceding paragraph was included in the Company's Form 8-K filed with the SEC on June 11, 2008.

There were no issuances of common stock during the three-month period ended March 31, 2009, nor have any stock options been granted from inception to date.

3. LOSS PER COMMON SHARE

The Company computes loss per common share using Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2009 or 2008. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009 (UNAUDITED)


4. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $158,000 at March 31, 2009 and $279,000 at December 31, 2008.

5. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the three-month periods ended March 31, 2009 and 2008, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain of approximately $53,000 and an unrealized foreign currency transaction loss of $89,000 for the three-months ended March 31, 2009 and 2008, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The Amendment also modified the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology.

                           PROTEO, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2009 (UNAUDITED)


At March 31, 2009 and December 31, 2008, the Company has accrued approximately $792,000 and $846,000, respectively, of licensing fees payable to Dr. Wiedow of which approximately $40,000 and $42,000, respectively, is included in current liabilities and $753,000 and $804,000, respectively, is included in long-term liabilities. The difference in amounts at March 31, 2009 compared to December 31, 2008 is attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of March 31, 2009.

8. INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2009 or 2008, due to the Company's net losses and related changes to the valuation allowance of deferred tax assets.

As of March 31, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,600,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $341,000 and $978,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

As of March 31, 2009, the Company had tax net operating loss carryforwards ("NOLs") of approximately $977,000 and $3,907,000 (2,958,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

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

Such differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

The Company intends to implement Elafin as a drug in the treatment of inflammatory diseases, and plans to seek governmental approval in Europe first. Currently, management estimates that it will take approximately four years to achieve its first governmental approval for the use of Elafin as a drug for the first indication.

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

In August 2007, the Company's subsidiary entered into an agreement with Minapharm for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an upfront payment in 2007 and has deferred additional amounts received, and will receive milestone-payments and royalties on net product sales. In addition, Minapharm will take over the funding of clinical research activities for the designated region. In December 2008 the responsible authority in Cairo granted approval for a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients.

In January 2008 we entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo will provide support for animal experiments conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment started in November 2008. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three month period ended March 31, 2009 were approximately $180,000, a decrease of approximately $70,000 over the same period of the prior year. This decrease is due primarily to a decrease in general and administrative expenses during the current year quarter of approximately $60,000 and a decrease in research and development expenses of approximately $10,000. The decrease in general and administrative expenses is primarily due to a reduction in professional fees related to public financial reporting and the implementation of certain internal controls over financial reporting in the prior year.

INTEREST AND OTHER EXPENSE

Interest and other income (expense), net for the three month period ended March 31, 2009 were approximately $56,000, compared to ($62,000) a net change of approximately $118,000 over the same period of the prior year. This net change is due primarily to a unrealized foreign currency transaction gain of approximately $53,000 for the three month period ended March 31, 2009 described in Note 5 to the Company's condensed consolidated financial statements included elsewhere herein.

INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2009 or 2008, due to the Company's net losses and related changes to the valuation allowance of deferred tax assets.

As of March 31, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,600,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $341,000 and $978,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

As of March 31, 2009, the Company had tax net operating loss carryforwards ("NOLs") of approximately $977,000 and $3,907,000 (2,958,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net loss of approximately $121,000 in foreign currency translation adjustments during the three month period ended March 31, 2009, an increase of approximately $205,000 over the same period in the prior year. This increase is primarily due to a strengthening U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and
(ii) $1,419,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of March 31, 2009, had a principal balance of $2,181,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $1,100,000 as of March 31, 2009 to support current and future operations. This is a decrease over the December 31, 2008 cash balance of approximately $137,000.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund future operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its common stock and/or debt securities. There can be no assurance, however, that the Company will be able to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditor's Report included in our Form 10-K for the year ended December 31, 2008 dated March 30,2009, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through increased equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

                            PART II OTHER INFORMATION
                            -------------------------

ITEM 1.           LEGAL PROCEEDINGS.
-------           ------------------

                  None.

ITEM 1A.          RISK FACTORS
--------          ------------

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

Dated: May 8, 2009

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