Form 10-Q
period 2009-06-30
PROTEO INC
filed 2009-08-06
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 000-30728

PROTEO, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0292249
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2102 BUSINESS CENTER DRIVE, IRVINE, CALIFORNIA	92612
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(949) 253-4616
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "an accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at June 30, 2009

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheet as of June 30, 2009 (unaudited) and Condensed Consolidated Balance Sheet as of December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2009 and 2008, and for the Period From November 22, 2000 (Inception) Through June 30, 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2009 and 2008, and for the Period From November 22, 2000 (Inception) Through June 30, 2009	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,253,672	$1,237,450
Research supplies	121,253	114,650
Prepaid expenses and other current assets	132,905	191,599
	1,507,830	1,543,699

PROPERTY AND EQUIPMENT, NET	253,157	265,245
	$1,760,987	$1,808,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$96,669	$138,225
Accrued licensing fees	42,144	42,291
	138,813	180,516

LONG TERM LIABILITIES
Deferred revenue	114,899	115,300
Accrued licensing fees	800,736	803,529
	915,635	918,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 630,000 shares issued and outstanding
(Liquidation preference - Note 2)	630	600

Proteo, Inc. stockholders' equity:
Common stock, par value $0.001 per share; 300,000,000
shares authorized; 23,879,350 shares issued and
outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,910,006)	(2,245,389)
Accumulated other comprehensive income	308,385	279,280
Deficit accumulated during development stage	(6,283,984)	(5,916,406)
Total Proteo, Inc. Stockholders' Equity	706,539	709,599
Noncontrolling Interest	-	-
Total Stockholders' Equity	706,539	709,599
Total Liabilities and Stockholders' Equity	$1,760,987	$1,808,944

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2009

					NOVEMBER 22,
					2000
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION)
	JUNE 30,		JUNE 30,		THROUGH
	2009	2008	2009	2008	2009
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	175,138	94,602	235,542	215,057	4,221,868
Research and development	104,660	117,215	224,546	246,650	2,377,175
	279,798	211,817	460,088	461,707	6,599,043
INTEREST AND OTHER INCOME (EXPENSE), NET	36,165	13,138	92,540	(49,322)	252,085
NET LOSS	(243,633)	(198,679)	(367,548)	(511,029)	(6,346,958)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(243,633)	(198,679)	(367,548)	(511,029)	(6,283,954)

PREFERRED STOCK DIVIDEND	(30)	-	(30)	-	(30)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(243,663)	$(198,679)	$(367,578)	$(511,029)	$(6,283,984)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,000	23,879,000	23,879,000	23,879,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(243,633)	$(198,679)	$(367,548)	$(511,029)	$(6,283,954)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	150,008	59,019	29,105	143,475	308,385
COMPREHENSIVE LOSS	$(93,625)	$(139,660)	$(338,443)	$(367,554)	$(5,975,569)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2009

			NOVEMBER 22,
			2000
			(INCEPTION)
	SIX MONTHS ENDED		THROUGH
	JUNE 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(367,548)	$(511,029)	$(6,283,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,416	29,054	363,094
Loss on disposal of equipment	-	-	4,518
Unrealized foreign currency transaction (gains) losses	(2,940)	115,779	180,462
Changes in operating assets and liabilities:
Research supplies	(6,654)	(1,498)	(137,346)
Prepaid expenses and other current assets	51,909	57,992	(138,310)
Accounts payable and accrued liabilities	(33,024)	(59,152)	58,951
Deferred revenue	-	-	120,341
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(329,841)	(368,854)	(5,171,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(17,823)	-	(631,129)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(17,823)	-	(603,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance
of preferred stock to related party	335,383	1,132,502	4,880,969
NET CASH PROVIDED BY FINANCING ACTIVITIES	335,383	1,132,502	6,673,579
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	28,503	109,070	355,095
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,222	872,718	1,253,672
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	1,237,450	802,745	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$1,253,672	$1,675,463	$1,253,672

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheets as of December 31, 2008, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2009, for the three-month and six-month periods ended June 30, 2009 and 2008 and for the period from November 22, 2000 (Inception) through June 30, 2009 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 30, 2009.

NATURE OF BUSINESS

The Company intends to develop, manufacture, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin which naturally occurs in human skin, lungs and mammary glands. The Company believes Elafin may be useful in the treatment of cardiac infarction, serious injuries caused by accidents, post surgery damage to tissue, complications resulting from organ transplantations and pulmonary arterial hypertension.

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

Proteo, Inc.'s common stock is currently quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority under the symbol "PTEO".

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

Management has taken action to address these matters, which include:

•	Retention of experienced management personnel with particular skills in the development of such products;
•	Attainment of technology to develop biotech products; and
•	Raising additional funds through the sale of debt and/or equity securities.

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

OTHER RISKS AND UNCERTAINTIES

Proteo, Inc.'s line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food, Drug and Cosmetics Act (in the United States) and by the regulations of State agencies and various foreign government agencies. There can be no assurances that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are recombinant products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which requires the Company to make certain changes to the presentation of the Company's financial statements. This standard requires the Company to classify noncontrolling interests (previously referred to as "minority interest") as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests as part of stockholders' equity. The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc" and, as required by SFAS 160, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interests - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the adoption of SFAS 160 did not have a material effect on the Company's consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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
The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2009 and 2008 and for the period from November 22, 2000 (Inception) through June 30, 2009, did not have any assets or liabilities that were measured at fair value on a non-recurring basis. The measurements referenced in the preceding sentence refer to those described in SFAS No. 157 ("Fair Value Measurements"), as amended.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1/APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments”.  This pronouncement amended SFAS No 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  FSP 107-1 also amended APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures in summarized financial information at interim reporting periods.

The FASB also issued FSP FAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” in April 2009. FSP 157-4 generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements.  This pronouncement, which does not change SFAS No. 157, “Fair Value Measurements”  (“SFAS 157”) guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  FSP 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (“FSP 115-2/124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity.  FSP 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  FSP 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

FSP 107-1, FSP 157-4 and FSP 115-2/124-2 were all effective for the interim period ended June 30, 2009.  The adoption of such standards had no material impact on the accompanying condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 entitled Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occuring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company's consolidated financial statements. The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 6, 2009.

In June 2009, the FASB issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("FAS 168"). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

The Board of Directors has designated 750,000 preferred shares as non-voting Series A Preferred Stock. As more fully described in the Company’s Form 8-K filed with the SEC on June 11, 2008. Holders of Series A Preferred Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Preferred Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Preferred Stock for each twenty shares of Series A Preferred Stock owned by each holder of Series A Preferred Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011.

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), maturing on March 31, 2009. The Note is guaranteed by a principal of the Investor (the “Guaranty”). During the six-month periods ended June 30, 2009 and 2008, the Company received payments approximating $335,000 and $1,133,000, respectively, in connection with the Stock Purchase Agreement. The unpaid principal balance of the Series A Preferred Stock note receivable as of June 30, 2009 approximated $1,910,000. Of this amount approximately $35,000 was received in July 2009. The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity at June 30, 2009.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount.  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.

The other information required by Item 701 of Regulation S-K relating to the transactions described in the preceding paragraphs were included in the Company's Forms 8-K filed with the SEC on June 11, 2008 and July 8, 2009.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

Effective June 30, 2009, the Company declared a stock dividend of 30,000 shares of Series A Preferred Stock payable to its Series A Preferred Stock holders.

There were no issuances of common stock during the six-month period ended June 30, 2009, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

The Company computes loss per common share using SFAS No. 128, "EARNINGS PER SHARE." Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2009 or 2008. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $308,000 at June 30, 2009 and $279,000 at December 31, 2008.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION." Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the six-month periods ended June 30, 2009 and 2008, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain of approximately $3,000 and an unrealized foreign currency transaction loss of $116,000 for the six-month periods ended June 30, 2009 and 2008, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

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
JUNE 30, 2009 (UNAUDITED)

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

At June 30, 2009 and December 31, 2008, the Company has accrued approximately $843,000 and $846,000, respectively, of licensing fees payable to Dr. Wiedow of which approximately $42,000 is included in current liabilities as of both periods and $801,000 and $804,000, respectively, is included in long-term liabilities. The difference in amounts at June 30, 2009 compared to December 31, 2008 is attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of June 30, 2009.

8.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

There is no material income tax expense recorded for the periods ended June 30, 2009 or 2008, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of June 30, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,721,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $363,000 and $1,072,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $286,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

The Company has federal and foreign net operating loss carry forwards in the amount of $1,068,000 and $4,289,000, respectively at June 30, 2009, which is expected to begin expiring in 2025 for federal purpose and has indefinite life for foreign purpose.

Utilization of the net operating losses (“NOL”) carry forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the market value of a company by certain stockholders or public groups.   Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.  Any carry forwards that may expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Based on management’s evaluation, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required as a result of adopting FIN 48.  As of June 30, 2009, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

After developing a production procedure for Elafin, Proteo has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, Proteo has contracted Eurogentec, an experienced Contract Manufacturing Organization (“CMO”) located in Belgium to produce Elafin in accordance with GMP standards as required for clinical trials.

In September 2006 the Company filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products of the EMEA adopted a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The orphan drug designation became effective on March 20, 2007 upon adoption of the recommendation by the European Commission.

In July 2007, the Company entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Proteo will initially provide support for animal experiments with its lead product on newborn rats to be carried out by Dr. Bernard Thebaud, Associate Professor at the Department of Pediatrics and Neonatology and a recognized authority in this area, with profound knowledge of animal models and substantial clinical experience.

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

In January 2008 the Company entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo will provide support for animal experiments conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment started in November 2008 and is ongoing. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study.

The Company's goal is to obtain the first governmental regulatory approval for the first indication of the initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the six month period ended June 30, 2009 were approximately $460,000, a decrease of approximately $2,000 over the same period of the prior year.

The Company's operating expenses for the three month period ended June 30, 2009 were approximately $280,000, an increase of approximately $68,000 over the same period of the prior year. This increase is due primarily to an increase in general and administrative expenses during the current year quarter of approximately $81,000 and a decrease in research and development expenses of approximately $13,000. The increase in general and administrative expenses is primarily due to an increase in professional fees related to public financial reporting in the current year.

INTEREST AND OTHER EXPENSE

Interest and other income (expenses) for the six-month and three-month periods ended June 30, 2009 were approximately $93,000, and $36,000, respectively, an increase of approximately $142,000 and $23,000 over the same periods of the prior year. The increases are due primarily to an increase in the unrealized foreign currency transaction loss described in Note 5 to the Company's condensed consolidated financial statements included elsewhere herein.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2009 or 2008, due to the Company's net losses.

As of June 30, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,721,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $363,000 and $1,072,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $286,000.

As of June 30, 2009, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,068,000 and $4,289,000 (3,053,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net gain of approximately $29,000 and $150,000 in foreign currency translation adjustments during the six-month and three-month periods ended June 30, 2009, respectively. This represents a decrease of approximately $114,000 over the six-month period in 2008 and an increase of $91,000 over the three-month period in 2008. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency)compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,419,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of June 30, 2009, had a principal balance of $1,910,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $1,254,000 as of June 30, 2009 to support current and future operations. This is an increase of $17,000 over the December 31, 2008 cash balance of approximately $1,237,000.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund future operations. As a result, the Company's success will largely depend on its ability to secure additional funding through the sale of its common stock, preferred stock and/or debt securities. There can be no assurance, however, that the Company will be able to consummate a debt or equity financing in a timely manner, or on terms favorable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditors’ Report included in our Form 10-K for the year ended December 31, 2008 dated March 30, 2009, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 1A.         RISK FACTORS

                  Not required for SRCs.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.    OTHER INFORMATION.

                  None.

ITEM 6.    EXHIBITS.

Exhibits:

31.1	Certification of the Chief Executive Officer pursuantto Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuantto Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and ChiefFinancial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: August 6, 2009	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)