Form 10-Q
period 2009-09-30
PROTEO INC
filed 2009-11-04
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "an accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at September 30, 2009

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2009 and 2008, and for the Period From November 22, 2000 (Inception) Through September 30, 2009	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2009 and 2008, and for the Period From November 22, 2000 (Inception) Through September 30, 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,024,226	$1,237,450
Research supplies	123,330	114,650
Prepaid expenses and other current assets	339,070	191,599
	1,486,626	1,543,699

PROPERTY AND EQUIPMENT, NET	249,828	265,245
	$1,736,454	$1,808,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$119,993	$138,225
Accrued licensing fees	42,144	42,291
	162,137	180,516

LONG TERM LIABILITIES
Deferred revenue	119,348	115,300
Accrued licensing fees	833,376	803,529
	952,724	918,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 630,000 and 600,000 shares issued and outstanding as of September 30, 2009 and
December 31, 2008, respectively (Liquidation preference - Note 2)	630	600

Common stock, par value $0.001 per share; 300,000,000
shares authorized; 23,879,350 shares issued and
outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,771,359)	(2,245,389)
Accumulated other comprehensive income	348,844	279,280
Deficit accumulated during development stage	(6,548,036)	(5,916,406)
Total Proteo, Inc. Stockholders' Equity	621,593	709,599
Noncontrolling Interest	-	-
Total Stockholders' Equity	621,593	709,599
Total Liabilities and Stockholders' Equity	$1,736,454	$1,808,944

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2009

					NOVEMBER 22,
					2000
					(INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008	2009
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	121,502	100,363	357,044	315,420	4,343,370
Research and development	123,188	124,844	347,734	371,494	2,500,363
	244,690	225,207	704,778	686,914	6,843,733
INTEREST AND OTHER INCOME (EXPENSE), NET	(19,362)	113,767	73,178	64,446	232,723
NET LOSS	(264,052)	(111,440)	(631,600)	(622,468)	(6,611,010)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(264,052)	(111,440)	(631,600)	(622,468)	(6,548,006)

PREFERRED STOCK DIVIDEND	-	-	(30)	-	(30)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(264,052)	$(111,440)	$(631,630)	$(622,468)	$(6,548,036)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,000	23,879,000	23,879,000	23,879,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(264,052)	$(111,440)	$(631,600)	$(622,468)	$(6,548,006)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	40,459	(170,132)	69,564	(26,657)	348,844
COMPREHENSIVE LOSS	$(223,593)	$(281,572)	$(562,036)	$(649,125)	$(6,199,162)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2009

			NOVEMBER 22,
			2000
			(INCEPTION)
	NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(631,600)	$(622,468)	$(6,548,006)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	42,375	45,950	377,053
Loss on disposal of equipment	-	-	4,518
Unrealized foreign currency transaction (gains) losses	29,700	(18,453)	213,102
Changes in operating assets and liabilities:
Research supplies	(4,360)	(647)	(135,052)
Prepaid expenses and other current assets	(135,747)	45,538	(325,966)
Accounts payable and accrued liabilities	3,622	(71,375)	95,617
Deferred revenue	-	-	120,341
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(696,010)	(621,455)	(5,537,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(19,210)	(4,884)	(632,516)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(19,210)	(4,884)	(604,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance
of preferred stock to related party	474,030	1,271,992	5,019,616
NET CASH PROVIDED BY FINANCING ACTIVITIES	474,030	1,271,992	6,812,226
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	27,966	26,540	354,558
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(213,224)	672,193	1,024,226
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	1,237,450	802,745	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$1,024,226	$1,474,938	$1,024,226

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2009, for the three-months and nine-months ended September 30, 2009 and 2008 and for the period from November 22, 2000 (Inception) through September 30, 2009 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-months and nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 30, 2009.

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
SEPTEMBER 30, 2009 (UNAUDITED)

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS (continued)

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

Effective January 1, 2009, the Company adopted new guidance to the Consolidation Topic of the Financial Accounting Standard Board’s (“FASB”) new Accounting Standards Codification (“ASC” or “Codification”).  This guidance improves the relevance, comparability and transparency of the financial information that a company provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard requires the Company to classify noncontrolling interests (previously referred to as "minority interest") as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests as part of stockholders' equity.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION (continued)

The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc" and, as required by the Codification, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's condensed consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2009 and December 31, 2008 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2009 and 2008 and for the period from November 22, 2000 (Inception) through September 30, 2009, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Effective September 30, 2009, the Company adopted the FASB’s new Accounting Standard Codification as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC.  After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative.  Adoption of the Codification also changed how the Company references GAAP in its condensed consolidated financial statements.

Effective June 30, 2009, the Company adopted new guidance to the Subsequent Events Topic of the FASB ASC.  The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before financial statements are issued or are available to be issued.  Companies are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued.  Adoption of this guidance did not have any impact on the Company's condensed consolidated financial statements.  The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on November 4, 2009.

In April 2009, the FASB issued additional guidance under the Fair Value Measurements and Disclosures Topic of the ASC.  This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This update provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  Also included is guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued additional guidance under the Financial Instruments Topic of the ASC.  This update requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This update also requires interim financial reporting disclosures in summarized financial information at interim reporting periods.  This update is applicable to public companies only.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued additional guidance under the Investments – Debt and Equity Securities Topic of the ASC.  For debt securities, this guidance replaces the management assertion that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an other than temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the reporting date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  The update also changes the presentation in the financial statements of non credit related impairment amounts for instruments within its scope.  When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recognized in earnings and non credit losses are to be recognized in other comprehensive income (“OCI”).  Additionally, this update provides for enhanced presentation and disclosure of OTTIs of debt and equity securities in the financial statements.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted additional guidance to the Intangibles – Goodwill and Other Topic of the FASB ASC.  This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under accounting for business combinations, and other U.S. GAAP.  The adoption of this guidance did not have any impact on the Company's condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted new guidance to the Business Combinations Topic of the FASB ASC.  This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the Company's condensed consolidated financial statements.  The Company will apply this guidance prospectively to any business combination on or after January 1, 2009 as required.

Effective January 1, 2009, the Company adopted additional guidance under the Fair Value Measurement and Disclosures Topic of the FASB ASC, which delays the effective date of the adoption of new guidance under the Fair Value Measurements and Disclosures Topic to January 1, 2009 for certain nonfinancial assets and nonfinancial liabilities.  Examples of applicable nonfinancial assets and nonfinancial liabilities to which this update applies include, but are not limited to:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination that are not subsequently remeasured at fair value;
•
Reporting units measured at fair value in the goodwill impairment test as described in the Intangibles – Goodwill and Other Topic of the FASB ASC and nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment test, if applicable; and

•	Nonfinancial long-lived assets measured at fair value for impairment assessment under the Property, Plant and Equipment Topic of the FASB ASC.
The adoption of this update had no impact on the Company's condensed consolidated financial statements.

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2008, Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets.  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 will be effective January 1, 2010 and early adoption is not permitted.  The Company is currently evaluating the impact of this statement on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 is a revision to the accounting for the consolidation of variable interest entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly affect the entity's economic performance.  SFAS No. 167 provides for enhanced disclosure requirements and will be effective on January 1, 2010.  Early adoption is not permitted.  The Company is currently evaluating the impact of this statement on the consolidated financial statements.

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. Except as described below, the Board of Directors has not designated any liquidation value, dividend rates or other rights or preferences with respect to any shares of preferred stock.

The Board of Directors has designated 750,000 preferred shares as non-voting Series A Preferred Stock. As more fully described in the Company’s Form 8-K filed with the SEC on June 11, 2008, holders of Series A Preferred Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Preferred Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Preferred Stock for each twenty shares of Series A Preferred Stock owned by each holder of Series A Preferred Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011. Effective June 30, 2009, the Company declared a stock dividend of 30,000 shares of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), and matured on March 31, 2009. The Note is guaranteed by a principal of the Investor (the “Guaranty”). During the nine-month periods ended September 30, 2009 and 2008, the Company received payments approximating $474,000 and $1,272,000, respectively, in connection with the Stock Purchase Agreement. The unpaid principal balance of the Series A Preferred Stock note receivable as of September 30, 2009 approximated $1,771,000. Of this amount approximately $42,000 was received in October 2009. The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity at September 30, 2009.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of September 30, 2009, the first installment of $140,000 had not been fully paid, and therefore the Investor was technically in default of the Forbearance Agreement. The Company received approximately $107,000 for the quarter ended September 2009 and the remaining amount due approximating $33,000 in October 2009 relating to amounts due under the Forbearance Agreement in September 2009. The Company has not chosen to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement as of the filing of this Form 10-Q.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS (continued)

The other information required by Item 701 of Regulation S-K relating to the transactions described in the preceding paragraphs were included in the Company's Forms 8-K filed with the SEC on June 11, 2008 and July 8, 2009.

There were no issuances of common stock during the nine-month period ended September 30, 2009, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2009 or 2008. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $349,000 at September 30, 2009 and $279,000 at December 31, 2008.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the nine-month periods ended September 30, 2009 and 2008, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction loss of approximately $30,000 and an unrealized foreign currency transaction gain of $18,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

At September 30, 2009 and December 31, 2008, the Company has accrued approximately $876,000 and $846,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $42,000 is included in current liabilities as of both periods and $834,000 and $804,000, respectively, is included in long-term liabilities. The difference in amounts at September 30, 2009 compared to December 31, 2008 is attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2009.

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

There is no material income tax expense recorded for the periods ended September 30, 2009 or 2008, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of September 30, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,839,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $387,000 and $1,155,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $297,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

The Company has federal and foreign net operating loss carry forwards in the amount of $1,138,000 and $4,621,000, respectively at September 30, 2009, which is expected to begin expiring in 2025 for federal purpose and has indefinite life for foreign purpose.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2009, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

9.   MANUFACTURING AGREEMENT

During the three months ended September 30, 2009, the Company entered into a contract for a third party to produce certain research supplies. The total contract price is 275,900 Euros, half of which was due upon signing and the other half due upon completion of production.  The initial payment of approximately $201,000 has been included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2009.

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

In August 2007, the Company's subsidiary entered into an agreement with Minapharm for clinical development, production and marketing of Elafin. The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an upfront payment in 2007 and has deferred additional amounts received, and will receive milestone-payments and royalties on net product sales. In addition, Minapharm will take over the funding of clinical research activities for the designated region. In December 2008 the responsible authority in Cairo granted approval for a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The commencement of the trial is scheduled for year- end.

In January 2008, the Company entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo provides support for animal experiments that are currently conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university.

In August 2008, the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment started in November 2008 and is ongoing. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study. Approximately 40% of the patients have been treated so far.

In September 2009, the Company’s subsidiary has signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh.

The Company's goal is to obtain the first governmental regulatory approval for the first indication of the initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the nine-month period ended September 30, 2009 were approximately $705,000, an increase of approximately $18,000 over the same period of the prior year. The Company's operating expenses for the three-month period ended September 30, 2009 were approximately $245,000, an increase of approximately $19,000 over the same period of the prior year. This increase is due primarily to an increase in general and administrative expenses during the current year quarter of approximately $21,000 and a decrease in research and development expenses of approximately $2,000. The increase in general and administrative expenses is primarily due to an increase in professional fees related to public financial reporting in the current year.

INTEREST AND OTHER EXPENSE

Net interest and other income (expenses) for the nine-month and three-month periods ended September 30, 2009 were approximately $73,000, and ($19,000), respectively, an increase/(decrease) of approximately $9,000 and $(133,000) over the same periods of the prior year. The changes are due primarily to fluctuating foreign currency exchange rates resulting in unrealized foreign currency transaction losses, as described in Note 5 to the Company's condensed consolidated financial statements included elsewhere herein.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2009 or 2008, due to the Company's net losses.

As of September 30, 2009, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,839,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $387,000 and $1,155,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $297,000.

The Company has federal and foreign net operating loss carry forwards in the amount of $1,138,000 and $4,621,000, respectively at September 30, 2009. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net gain of approximately $70,000 and $40,000 in foreign currency translation adjustments during the nine-month and three-month periods ended September 30, 2009, respectively. This represents an increase of approximately $96,000 over the nine-month period in 2008 and an increase of $211,000 over the three-month period in 2008. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,829,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of September 30, 2009, had a principal balance of $1,833,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $1,024,000 as of September 30, 2009 to support current and future operations. This is a decrease of $213,000 over the December 31, 2008 cash balance of approximately $1,237,000.

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

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditors’ Report included in the Company’s Form 10-K for the year ended December 31, 2008 dated March 30, 2009, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

November 4, 2009	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)