Form 10-K
period 2009-12-31
PROTEO INC
filed 2010-03-29
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

The aggregate market value of common stock held by non-affiliates as of December 31, 2009 was $13,871,000. (1)

Number of shares of Common Stock outstanding as of March 19, 2010:  23,879,350
____________
 1) Excludes 12,782,500 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of December 31, 2009

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PROTEO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Since we are a "penny stock" company (see Item 5 of Part II of this Annual Report), the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 does not apply to us. We note, however, that such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the "Company" (as that term is defined below) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties include, without limitation, Food and Drug Administration ("FDA") and other regulatory approval of our products, patent protection on our proprietary technology, product liability exposure, uncertainty of market acceptance, competition, technological change, and other risk factors detailed herein and in our other filings with the Securities and Exchange Commission (the "SEC"). Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this annual report as well as other public reports filed with the SEC. The forward-looking statements are made as of the date of this Form 10-K, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

The Company intends to develop, manufacture, promote, and market pharmaceuticals and other biotech products. However, we do not believe that any of our planned products will produce sufficient revenues in the next several years to support us financially. We currently expect to sell only small quantities of these products in the next few years. As a result, we intend to identify and develop other potential products. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, and market proprietary products. The products and technologies we intend to develop will require significant commitments of personnel and financial resources.

Our business strategy is focused on the development of pharmaceuticals based on the body's own tools and weapons to fight inflammatory diseases. Specifically, we are focusing our research on the development of drugs based on the human protein Elafin. We strongly believe that Elafin will be useful in the treatment of post-surgery damage to tissue, complications resulting from organ transplantation, pulmonary hypertension, serious injuries caused by accidents, cardiac infarction, as well as other diseases.

Elafin is a human protein that naturally occurs in human skin and lungs and the mammary gland. Elafin is an elastase inhibitor which inhibits the activity of two enzymes, elastase and proteinase 3. Both of these enzymes are known to be involved in the breakdown of tissue in various inflammatory diseases. Elafin has proven in animal tests that it protects tissue against destruction by these enzymes.

The company believes that it is favorable to target orphan drug indications first. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the US and about 230,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the United States (“US”) or European Union which not only associated with reduced fees to regulatory agencies and facilitated drug approval but also guarantees 7-year or 10-year monopoly in the US and European Union, respectively, on drug sales for the first company to obtain FDA marketing approval of a particular drug.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment of pulmonary arterial hypertension and for the treatment of esophagus carcinoma. In the latter indication especially the postoperative inflammation will be targeted by Elafin treatment.

The excellent tolerability of recombinant Elafin for injection in human subjects was demonstrated in a Phase I clinical trial. A Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma was started in the University Hospital of Schleswig-Holstein, Campus Kiel in November 2008. In 2009 the clinical trial was extended to two further University Hospitals, the University Hospital of the Technical University Munich and the University Hospital of the University Münster. The aim of the trial is to investigate the effectiveness of Elafin at suppressing the postoperative inflammatory processes.

Elafin may also be used in the course of transplantation. To transplant organs successfully, simultaneous treatment with anti-inflammatory drugs is necessary. Inflammations of transplanted organs are mainly caused either by rejection of the organ by the immune system or by blood supply deficiencies during the transplantation. Although various drugs are used today to avoid the rejection of the organ, such rejections still occur quite often. Therefore, additional anti-inflammatory drugs are needed, which may potentially prevent damage caused by blood supply deficiencies. Tests carried out on rabbits at the University of Toronto have demonstrated the effectiveness of an infusion with Elafin after a heart transplant. In cases where Elafin was not administered, a substantial thickening of the coronary vessel walls occurred due to temporary circulation reduction. Thus, frequently the heart was not sufficiently supplied with blood. Inflammation and destruction of the heart musculature, which was partly replaced by functionless scar tissue, was the result. Treatment with Elafin has been shown to reduce such damage to a minimal level.

The University of Cairo will conduct a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The Phase II clinical trial has already been approved by the Ethical Committee of the University of Cairo. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy, which is a devastating complication of kidney transplantation that is responsible for a significant portion of graft loss.

We believe a further indication for Elafin is as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery), by stent implantation or by removal of blood-clots in the coronary vessels (lyse therapy). Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted.

Elafin may also be useful in the treatment of the seriously injured. Similar to damage of heart muscles as described above, much of the damage caused by serious injuries appears after the injury causing event (e.g. traffic accidents). In emergency treatment following accidents, the blood supply, nerve fibers and the stability of bones and joints are given priority. Due to blood supply deficiencies, inflammation will occur in injured muscles and in injured vessels. Because muscles may be destroyed by the inflammation, limbs may have to be amputated despite successful surgeries. Elafin may protect muscles against damage caused by inflammation. In animal experiments, rat legs treated with Elafin remained almost unaffected, although the blood supply to the leg was cut off for six hours.

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

In September 2006 we filed an application with the EMEA (European Medicines Agency) to obtain orphan drug status in the European markets for Elafin to be used in the treatment of pulmonary hypertension. Subsequent to December 31, 2006, the Committee for Orphan Medical Products of the EMEA issued a positive opinion recommending the granting of orphan medicinal product designation for Elafin for treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. On March 20, 2007 the orphan drug designation became effective upon adoption of the recommendation by the European Commission. Orphan Drug Designation of the European Commission assures exclusive marketing rights for the treatment of this disease within the European Union for a period of up to ten years after receiving market approval. Additionally, registration as an Orphan Drug enables accelerated marketing approval in all member states of the European Union.

In July 2007, we entered into an agreement with the University of Alberta, Canada to cooperate in research on Elafin for the treatment of pulmonary diseases in neonates. Animal experiments on newborn rats will be carried out by Dr. Bernard Thebaud, associate professor at the Department of Pediatrics and Neonatology.

In August 2007, our subsidiary entered into a license agreement with Rhein Minapharm ("Minapharm"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm received ethic approval for conducting a Phase II clinical trial in December 2008. Minapharm will initiate a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy at the University of Cairo.  Setup of the trial is currently ongoing.

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

In April 2008, we initiated a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II), which was approved in May 2008 by the responsible Ethics Committee and in August 2008 by the German Federal Institute for Drugs and Medical Devices. In November 2008 the Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma was started in the Department for General and Thoracic Surgery at the University Hospital of Kiel University, Germany. Since December 2009 the clinical trial is ongoing with two additional clinical trial centers. Approximately 75% of the patients have been treated so far.

In September 2009, the Company’s subsidiary has signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh.

In January 2010, following the recommendation of the European Medicines Agency EMEA as of November 2009, the European Commission has granted Orphan Drug Designation for the protease inhibitor Elafin to be used in the treatment of esophagus carcinoma. Orphan Drug Designation of the European Commission assures exclusive marketing rights for the treatment of this disease within the European Union for a period of up to ten years after receiving market approval. Additionally, registration as an Orphan Drug enables accelerated marketing approval in all member states of the European Union.

Our goal is to obtain our first governmental regulatory approval for the first indication of our initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President, Chief Executive Officer and Chief Financial Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has six employees as of December 31, 2009.

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

Further, the Company actively seeks out-licensing partners, co-development partnerships and other collaborations with third parties to generate revenues and/or to expedite the Company's product development. However, there can be no assurance that the Company's efforts to build such alliances will be successful at any time or in any way.

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

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for decades. Currently, hundreds of related patents have been granted. Most of these substances are produced synthetically, and are not applicable in the treatment of human diseases. Two other elastase inhibitors, alpha-1-antitrypsin and recombinant monocyte/neutrophil elastase inhibitor (rM/NEI), are similar to Elafin in that they are of human descent and may be applied like Elafin principally. From the human protein inter-alpha-trypsin inhibitor a highly specific elastase inhibitor, Depelestat, has been engineered. Sivelestat is a synthetic elastase inhibitor which may have effectiveness comparable to that of Elafin.

Alpha-1-antitrypsin

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Alpha-1-antitrypsin is marketed for more than 20 years currently by Talecris, Behring and Baxter as a plasma-derived product to supply patients with genetic deficiency of functional alpha-1-antitrypsin. Arriva Pharmaceuticals Inc., is currently running clinical trials for the use of recombinant alpha-1-antitrypsin as an aerosol for the treatment of hereditary emphysema.

Recombinant monocyte/neutrophil elastase inhibitor (rm/nei)

This compound of human descent is currently under development for the treatment of cystic fibrosis and to be applied by inhalation devices. IVAX Corporation has entered into a license option agreement with the Center for Blood Research, Inc. (CBR), an affiliate of the Harvard Medical School, which holds the rights to this compound.

Sivelestat

Ono Pharmaceutical Co. Ltd., in Japan has developed the synthetic elastase inhibitor Sivelestat. Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalized inflammatory syndrome" in Japan and in Korea (Dong-A, Pharmaceutical Co., Ltd., Seoul) in 2006.

Depelestat

A further elastase inhibitor has been engineered from the Kunitz domain of human inter-alpha-trypsin inhibitor. This peptide was found to be a potent inhibitor of human elastase, however, other than in the case of Elafin, it is reported that no other proteases, including proteinase 3, were inhibited. Currently Depelestat is being clinically developed by Debiopharm for use in the treatment of cystic fibrosis and acute respiratory distress syndrome.

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

Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003 through 2006. In December 2007 the Company paid Dr. Wiedow 30,000 Euros.

Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros.  No other payments have been made to Dr. Wiedow as of December 31, 2009, which is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2010.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2010) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

AstraZeneca Inc. (formerly Zeneca Inc., formerly ICI Pharmaceuticals Inc.) had held the patents for Elafin for several years and has significantly contributed to the current knowledge. Therefore, AstraZeneca Inc. will receive two percent of the net sales of the Company from products based on patents in which Dr. Wiedow was the principal inventor. Proteo holds an exclusive license for the following patents, which expire between June 2010 and November 2012:

Country		Patent Number

USA	US	5464822
USA	US	6245739
USA	US	6893843
European Union	EP	0402068
Japan	JP	2989853
Australia	AU	636148
Canada	CA	2018592
Finland	FI	902880
Ireland	IE	070520
Israel	IL	094602
New Zealand	NZ	233974
Norway	NO	177716
Portugal	PT	094326
South Africa	ZA	9004461

EMPLOYEES

As of December 31, 2009, Proteo had six employees, all working at our offices in Germany.

ITEM 1A. – RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The Company has entered into several leases for office and laboratory facilities in Germany expiring at dates through December 2011. The aggregate monthly rental under the foregoing leases was approximately $4,200.

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

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2009 and 2008 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2009	First Quarter	$1.49	$1.00
	Second Quarter	1.49	0.94
	Third Quarter	1.38	0.64
	Fourth Quarter	1.25	0.51

2008	First Quarter	$1.95	$0.51
	Second Quarter	3.65	0.65
	Third Quarter	2.49	1.39
	Fourth Quarter	1.70	0.60

On March 19, 2010, the last sales price of our common stock was $1.00 per share. No cash dividends have been paid on our common stock for the 2009 and 2008 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 19, 2010, the number of shareholders of record of the Company's common stock was 1,765.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit AG (“Investor”). Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, Investor delivered to the Company a promissory note in the amount of $3,600,000 (“Promissory Note”). The Promissory Note, which  matured on March 31, 2009, is guaranteed by Axel J. Kutscher (the “Guarantor”).

On July 6, 2009, the Registrant and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Registrant under the Promissory Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount. In exchange for the Registrant’s agreement to forbear from exercising its rights under the Promissory Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full. In addition, as of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement, and therefore the Investor was technically in default. The Company has not chosen to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement as of the filing of this Form 10-K.

As of February 11, 2010, Investor owed Registrant $1,803,632 pursuant to the Promissory Note, in the original principal amount of $3,600,000, which was issued in connection with the Stock Purchase Agreement, as modified by the  Forbearance Agreement. On February 11, 2010, the Registrant entered into an Agreement on the Assumption of Debt (“Agreement”) among the Registrant, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (“Guarantor”). Pursuant to the Agreement, Registrant consented to Assignee’s assumption of the obligations owed to Registrant by Investor under the Note, Stock Purchase Agreement, and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to Registrant by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.

For additional information see the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein.

The other information required by Item 701 of Regulation S-K relating to the transaction described in the preceding paragraphs was included in the Company's Forms 8-K filed with the SEC on June 11, 2008, July 6, 2009 and February 11, 2010.

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

The Company intends to implement Elafin as a drug in the treatment of inflammatory diseases, and intends to achieve governmental approval in Europe first. Currently, management estimates that it will take at least three years to achieve its first governmental approval for the use of Elafin as a drug for the first indication.

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

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment was started in November 2008. The trial conduct was initially planned for one year. In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial. In December 2009 all regulatory approvals were obtained to expand the trial. Two additional trial centers started recruiting patients and the trial should be completed by mid-2010.

In May 2009 the Company has submitted an application for Orphan Medicinal Product Designation to the EMEA (the European FDA equivalent). Subsequent to November 5, 2009, the Committee for Orphan Medical Products of the EMEA issued a positive opinion recommending the granting of orphan medicinal product designation for recombinant human elafin for treatment of esophagus carcinoma. On January 28, 2010 the orphan designation was granted by the European Commission.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2009 were approximately $901,000, a decrease of approximately $93,000 over the year ended December 31, 2008. This decrease is due to decreases in general and administrative and research and development expenses during the year ended December 31, 2009 of approximately$70,000 and $23,000, respectively.   General and administrative expenses decreased primarily due to decreased accounting and legal fees during 2009.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2009 was approximately $44,000, a decrease of $61,000 from the year ended December 31, 2008. Interest income decreased by approximately $38,000, miscellaneous income decreased by approximately $51,000, and other expenses increased by approximately $28,000.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a gain of approximately $37,000 in foreign currency translation adjustments during the year ended December 31, 2009. For the year ended December 31, 2008, the Company recognized a loss of approximately $91,000. This represents a net increase of approximately $128,000. The increase is primarily due to a strengthening U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during 2009.

INCOME TAXES

The Company has a deferred tax asset of approximately $1,879,000 and $1,593,000 at December 31, 2009 and 2008, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets due to going concern issues.

As of December 31, 2009, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,203,000 and $4,711,000 (3,287,000 Euros) available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,869,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of December 31, 2009, had a principal balance of $1,731,306. See Note 3 to the consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash and cash equivalents approximating $689,000 as of December 31, 2010. This is a decrease over the December 31, 2008 balance of approximately $1,237,000, mainly due to operating and research and development expenditures in excess of receipts on the promissory note receivable resulting from the sale of the Company's Series A Preferred Stock.

Management believes that the Company will not generate any significant operating revenues for at least the next three years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated into U.S. dollars at period-end exchange rates. Grants and expenses are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such amount approximated $317,000 and $279,000 at December 31, 2009 and 2008, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with the Income Taxes Topic of the ASC. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

As of December 31, 2009 and 2008, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2009, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US and various states. The Company's 2005 through 2009 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2009 or 2008.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A SRC is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2009, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer   and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2009. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

None .

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the current and incoming directors and executive officers of the Company and the principal offices and positions with the Company held by each person. The Board of Directors elects the executive officers of the Company annually. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors

NAME	AGE	POSITIONS
Birge Bargmann	48	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke	45	Secretary
Professor Oliver Wiedow, MD.	52	Director
Prof. Hartmut Weigelt, Ph.D.	64	Director

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

The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have. The Company does not have a formal compensation committee. The Board of Directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation.

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

CODE OF ETHICAL CONDUCT

The Company maintains a code of ethical conduct applicable to all employees, officers and directors. The Company will also provide to any person without charge, and upon request, a copy of the Code of Ethics by making a request in writing to: info@proteo.us.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2009 by each person who served as the principal executive officer of Proteo during fiscal years ended 2009 and 2008. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2008	$ 141,250	-0-	-0-	-0-	-0-	-0-	-0-	141,250
(Chief Executive
Officer and Chief	2009	$ 133,888	-0-	-0-	-0-	-0-	-0-	-0-	133,888
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

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has no employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. However, Ms. Bargmann does have an employment contract with the Company’s wholly owned subsidiary Proteo Biotech AG, which is described below. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.  The Company does not pay fees to directors who are not executive officers for their attendance at meetings of the Board of Directors or its committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

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

The Company does not have a formal compensation committee and the Company’s officers receive no compensation from the Company at this time.  Ms. Bargmann, our President, Chief Executive Officer and Chief Financial Officer, receives compensation from our wholly-owned subsidiary, Proteo Biotech AG. The Supervisory Board of Proteo Biotech AG entered into an employment contract with Ms. Bargmann on August 1, 2007. The contract became effective on August 1, 2007 and expires on July 31, 2010. Pursuant to the agreement, Ms. Bargmann received a salary of 8,000 Euro per month, which amounted to total annual compensation of $141,000 for the year ended December 31, 2008 and $134,000 for the year ended December 31, 2009.  The supervisory Board and Ms. Bargmann are obliged to negotiate the compensation at any time on the request of either party taking into consideration the economic performance of the Company. If no understanding can be reached within one month, the requesting party is allowed to terminate the agreement three months after at month’s end.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2009, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Prof. Hartmut Weigelt, Ph.D.	72,500	*
Holger Pusch	20,000	*
All directors and executive officers as a group (5 persons)	12,782,500	53.5%
_________________
* less than 1%
(1) Based on 23,879,350 common shares outstanding as of December 21, 2009.

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

Pursuant to the Amendment, Dr. Wiedow agreed that we shall pay the 630,000 Euros to him as follows: for fiscal years 2008 to 2012, we shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, we shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros.  No other payments have been made to Dr. Wiedow as of December 31, 2009, which is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2010.   While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (1.6% as of January 1, 2009) plus six percent. In the event that our financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $85,000 and $83,000 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $5,500 and $5,500 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered by the principal accountant for tax compliance.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2009 that were not included in the three categories above.

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

PROTEO, INC. (Registrant)

Dated: March 26, 2010	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann	Chief Executive Officer and Chief Financial Officer	March 26, 2010
Birge Bargmann

/s/ Oliver Wiedow, M.D.	Director	March 26, 2010
Oliver Wiedow, M.D.

/s/ Hartmut Weigelt, Ph.D.	Director	March 26, 2010
Hartmut Weigelt, Ph.D.

PROTEO, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the Period From November 22, 2000 (Inception) Through December 31, 2009	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008 and for the Period From November 22, 2000 (Inception) Through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the Period from November 22, 2000 (Inception) Through December 31, 2009	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from November 22, 2000 (Inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and for the period from November 22, 2000 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reported in the accompanying consolidated financial statements, the Company is a development stage enterprise which has experienced significant losses since inception with no operating revenues. As of December 31, 2009, the Company's deficit accumulated during the development stage approximated $6.8 million. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 26, 2010
Newport Beach, California

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$689,126	$1,237,450
Research supplies inventory	581,919	114,650
Prepaid expenses and other current assets	67,469	191,599
	1,338,514	1,543,699

PROPERTY AND EQUIPMENT, NET	232,469	265,245

	$1,570,983	$1,808,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$190,627	$138,225
Accrued licensing fees	85,998	42,291
	276,625	180,516

LONG TERM LIABILITIES
Deferred fees	117,230	115,300
Accrued licensing fees	773,982	803,529
	891,212	918,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 630,000 and 600,000 shares issued and outstanding at December 31, 2009 and 2008, respectively (Liquidation preference - Note 3)	630	600
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,731,306)	(2,245,389)
Accumulated other comprehensive income	316,528	279,280
Deficit accumulated during development stage	(6,774,220)	(5,916,406)

Total Proteo, Inc. Stockholders' Equity	403,146	709,599

Noncontrolling Interest	-	-

Total Stockholders' Equity	403,146	709,599

Total Liabilities and Stockholders' Equity	$1,570,983	$1,808,944

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2009

	2009	2008	NOVEMBER 22, 2000 (INCEPTION)THROUGH DECEMBER 31, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-

EXPENSES
General and administrative	388,371	458,023	4,374,697
Research and development	513,080	536,365	2,665,709

	901,451	994,388	7,040,406

INTEREST AND OTHER INCOME (EXPENSE), NET	43,667	104,506	203,212

NET LOSS	(857,784)	(889,882)	(6,837,194)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(857,784)	(889,882)	(6,774,190)

PREFERRED STOCK DIVIDEND	(30)	-	(30)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(857,814)	$(889,882)	$(6,774,220)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(857,784)	$(889,882)	$(6,774,190)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	37,248	(91,098)	316,528

COMPREHENSIVE LOSS	$(820,536)	$(980,980)	$(6,457,662)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2009

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
BALANCE - November 22, 2000 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock subscribed at $0.001 per share	-	-	4,800,000	4,800	-	(4,800)	-	-	-

Common stock issued for cash at $3.00 per share	-	-	50,000	50	149,950	-	-	-	150,000

Reorganization with Proteo Biotech AG	-	-	2,500,000	2,500	6,009	-	-	-	8,509

Net loss	-	-	-	-	-	-	-	(60,250)	(60,250)

BALANCE - December 31, 2000	-	-	7,350,000	7,350	155,959	(4,800)	-	(60,250)	98,259

Common stock issued for cash at $3.00 per share	-	-	450,000	450	1,349,550	-	-	-	1,350,000

Cash received for common stock subscribed at $0.001 per share	-	-	-	-	-	4,800	-	-	4,800

Common stock issued for cash at $0.40 per share	-	-	201,025	201	80,209	-	-	-	80,410

Common stock subscribed at $0.40 per share	-	-	5,085,487	5,086	2,029,109	(2,034,195)	-	-	-

Common stock issued for cash to related parties at $0.001 per share	-	-	7,200,000	7,200	-	-	-	-	7,200

Other comprehensive loss	-	-	-	-	-	-	(20,493)	-	(20,493)

Net loss	-	-	-	-	-	-	-	(374,111)	(374,111)

BALANCE - December 31, 2001	-	$-	20,286,512	$20,287	$3,614,827	$(2,034,195)	$(20,493)	$(434,361)	$1,146,065

Common stock issued in connection with reverse merger	-	$-	1,313,922	$1,314	$(1,314)	$-	$-	$-	$-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	406,440	-	-	406,440

Other comprehensive income	-	-	-	-	-	-	116,057	-	116,057

Net loss	-	-	-	-	-	-	-	(1,105,395)	(1,105,395)

BALANCE - December 31, 2002	-	-	21,600,434	21,601	3,613,513	(1,627,755)	95,564	(1,539,756)	563,167

Common stock issued for cash at $0.60 per share	-	-	66,667	67	39,933	-	-	-	40,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	387,800	-	-	387,800

Other comprehensive income	-	-	-	-	-	-	164,399	-	164,399

Net loss	-	-	-	-	-	-	-	(620,204)	(620,204)

BALANCE - December 31, 2003	-	-	21,667,101	21,668	3,653,446	(1,239,955)	259,963	(2,159,960)	535,162

Common stock issued for cash at $0.40 per share	-	-	412,249	412	164,588	-	-	-	165,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	680,000	-	-	680,000

Other comprehensive income	-	-	-	-	-	-	93,186	-	93,186

Net loss	-	-	-	-	-	-	-	(639,746)	(639,746)

BALANCE - December 31, 2004	-	-	22,079,350	22,080	3,818,034	(559,955)	353,149	(2,799,706)	833,602

Common stock subscribed at $0.84 per share	-	-	300,000	300	251,700	(252,000)	-	-	-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	435,284	-	-	435,284

Other comprehensive income	-	-	-	-	-	-	(134,495)	-	(134,495)

Net loss	-	-	-	-	-	-	-	(1,131,781)	(1,131,781)

BALANCE - December 31, 2005	-	$-	22,379,350	$22,380	$4,069,734	$(376,671)	$218,654	$(3,931,487)	$2,610

Common stock subscribed at $0.60 per share	-	$-	1,500,000	$1,500	$898,500	$(900,000)	$-	$-	$-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	414,590	-	-	414,590

Other comprehensive income	-	-	-	-	-	-	61,737	-	61,737

Net loss			-	-	-	-	-	(649,868)	(649,868)

BALANCE - December 31, 2006	-	-	23,879,350	23,880	4,968,234	(862,081)	280,391	(4,581,355)	(170,931)

Cash received for common stock subscribed at $0.60 per share	-	-	-	-	-	862,081	-	-	862,081

Other comprehensive income	-	-	-	-	-	-	89,987	-	89,987

Net loss	-	-	-	-	-	-	-	(445,169)	(445,169)

BALANCE - December 31, 2007	-	-	23,879,350	23,880	4,968,234	-	370,378	(5,026,524)	335,968

Preferred stock subscribed at $6.00 per share	600,000	600	-	-	3,599,400	(3,600,000)	-	-	-

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	1,354,611	-	-	-

Other comprehensive income	-	-	-	-	-	-	(91,098)	-	(91,098)

Net loss	-	-	-	-	-	-	-	(889,882)	(889,882)

BALANCE - December 31, 2008	600,000	600	23,879,350	23,880	8,567,634	(2,245,389)	279,280	(5,916,406)	709,599

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	514,083	-	-	514,083

Preferred stock dividend	30,000	30						(30)	-

Other comprehensive income	-	-	-	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	-	-	-	(857,784)	(857,784)

BALANCE - December 31, 2009	630,000	$630	23,879,350	$23,880	$8,567,634	$(1,731,306)	$316,528	$(6,774,220)	$403,146

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2009

	2009	2008	NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31,2009
			-
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857,784)	$(889,882)	$(6,774,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,523	59,279	391,201
Bad debt expense	60,408	0	60,408
Loss on disposal of equipment	-	-	4,518
Unrealized foreign currency transaction (gains) losses	14,160	(41,685)	197,562
Changes in operating assets and liabilities:
Research supplies inventory	(452,808)	7,760	(583,500)
Prepaid expenses and other current assets	63,497	(119,520)	(126,722)
Accounts payable and accrued liabilities	60,429	7,004	152,424
Deferred revenue	-	120,341	120,341
Accrued licensing fees	-	(42,100)	660,713
			-
NET CASH USED IN OPERATING ACTIVITIES	(1,055,575)	(898,803)	(5,897,245)
			-
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(20,308)	(5,284)	(633,614)
Cash of reorganized entity	-	-	27,638
			-
NET CASH USED IN INVESTING ACTIVITIES	(20,308)	(5,284)	(605,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	514,083	1,354,591	5,059,669

NET CASH PROVIDED BY FINANCING ACTIVITIES	514,083	1,354,591	6,852,279

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13,476	(15,799)	340,068
			-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(548,324)	434,705	689,126
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	1,237,450	802,745	-
			-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$689,126	$1,237,450	$689,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend	$30	$-	$30

Common stock issued for subscriptions receivable	$-	$-	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$-	$-	$8,509

Unpaid balance of note receivable for issuance of preferred stock	$-	$2,245,389	$2,245,389

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will begin to manufacture and obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. There are no assurances, however, that the Company will be able to produce such products, or if produced, that they will be accepted in the marketplace.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN MATTERS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $6,787,000. There is no assurance of any future revenues. At December 31, 2009, the Company has working capital of approximately $1,062,000, stockholders' equity of approximately $403,000, and an accumulated deficit of approximately $6.8 million.

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
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a private German commercial bank. The Company's bank accounts at this financial institution are presently protected by the voluntary Deposit Protection Fund of The German Private Commercial Banks. As such, the Company's bank is a member of this deposit protection fund. The Company has not experienced any losses in these bank accounts.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Proteo, Inc. and Proteo Biotech AG, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION (continued)

The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc" and, as required by the Codification, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

STARTUP ACTIVITIES

The Other Expenses Topic (Start-Up Costs Sub-topic) of the ASC requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

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

The Company has not applied for any additional grants since the May 2004 amended grant described in Note 6.

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2009 and 2008 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2009 and 2008 and for the period from November 22, 2000 (Inception) through December 31, 2009.

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amount approximated $317,000 and $279,000 at December 31, 2009 and 2008, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid approximately $0 and $42,000 under this licensing agreement during the years ended December 31, 2009 and 2008, respectively, and did not realize any significant foreign currency exchanges gains or losses. Prior to 2008 the Company paid approximately $43,000 under such agreement.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately $(14,000) and $42,000 for the years ended December 31, 2009 and 2008, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Codification requires that certain long- lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2009 and 2008. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in long-lived asset impairment charges in the future.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to the Revenue Recognition Topic of the Codification.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with the Income Taxes Topic of the ASC. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

As of December 31, 2009 and 2008, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2009, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US and various states. The Company's 2005 through 2009 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2009, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2009 or 2008..

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has had no operating revenues from inception. See Note 2 for information on long-lived assets located in Germany.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Effective September 30, 2009, the Company adopted the FASB’s new Accounting Standard Codification as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC.  After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative.  Adoption of the Codification also changed how the Company references GAAP in its consolidated financial statements.

The FASB has issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance (February 24, 2010).

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:

•	A subsidiary or group of assets that is a business or nonprofit activity;
•	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and
•	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

•	The valuation techniques used to measure the fair value of any retained investment;
•	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and
•
Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

The FASB also issued in January 2010, ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash." ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value, which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued additional guidance under the Fair Value Measurements and Disclosures Topic of the ASC.  This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This update provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  Also included is guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued additional guidance under the Financial Instruments Topic of the ASC.  This update requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This update also requires interim financial reporting disclosures in summarized financial information at interim reporting periods. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

 In April 2009, the FASB issued additional guidance under the Investments – Debt and Equity Securities Topic of the ASC.  For debt securities, this guidance replaces the management assertion that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an other than temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value at the reporting date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  The update also changes the presentation in the financial statements of non credit related impairment amounts for instruments within its scope.  When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recognized in earnings and non credit losses are to be recognized in other comprehensive income (“OCI”).  Additionally, this update provides for enhanced presentation and disclosure of OTTIs of debt and equity securities in the financial statements.  The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted additional guidance to the Intangibles – Goodwill and Other Topic of the FASB ASC.  This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under accounting for business combinations, and other U.S. GAAP.  The adoption of this guidance did not have any impact on the Company's consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Effective January 1, 2009, the Company adopted new guidance to the Business Combinations Topic of the FASB ASC.  This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the Company's consolidated financial statements.  The Company will apply this guidance prospectively to any business combination on or after January 1, 2009 as required.

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

The adoption of this update had no impact on the Company's consolidated financial statements.

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of this statement on the consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (continued)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The adoption of this update is not expected to result in a material impact to the Company’s future consolidated financial statements.

In June 2009, the FASB issued Statements on Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140, which eliminates the concept of qualified special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 and is adopted into the Codification through the issuance of ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. This standard is effective for fiscal years and interim periods beginning after November 15, 2009, with adoption applied prospectively for transfers that occur on or after the effective date.   The Company is currently evaluating the impact of this statement on the consolidated financial statements.

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements that are expected to have material impact on the Company's future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2009	2008
Technical and laboratory equipment	$442,319	$422,855
Plant	211,819	208,331
Leasehold improvements	5,329	5,241
Office equipment	29,925	36,639
	689,392	673,066
Less accumulated depreciation and amortization	(456,923)	(407,821)
Total	$232,469	$265,245

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations was approximately $57,000 and $59,000 for the years ended December 31, 2009 and 2008, respectively.

During the two years ended December 31, 2009, there were no long-lived assets that were considered to be impaired.

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), which matured on March 31, 2009. During the years ended December 31, 2009 and 2008, the Company received payments approximating $514,000 (including payments received under the Forbearance Agreement, as described below) and $1,355,000, respectively, in connection with the Stock Purchase Agreement. The unpaid principal balance of the Series A Preferred Stock note receivable as of December 31, 2009, which represents a technical default under the Note, approximated $1,731,000. The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity at December 31, 2009.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement (approximately $5,000 of which was applied to the late charge), and therefore the Investor was technically in default (see Note 8). The receivable for late fees was fully reserved at December 31, 2009.

Effective June 30, 2009, the Company declared a stock dividend of 30,000 shares of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

4. NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0, which has been reported as net loss attributable to noncontrolling interest in the accompanying consolidated statements of operations.

5. INCOME TAXES

There is no material income tax expense recorded for the years ended December 31, 2009 or 2008 due to the Company's net losses.

Income tax expense for the years ended December 31, 2009 and 2008 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2009	2008

Income tax benefit at U.S. federal statutory rates	$(286,000)	$(303,000)
Change in valuation allowance	286,000	303,000
State and local income taxes, net of federal income tax effect	800	800

	$800	$800

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,879,000 and $1,593,000 at December 31, 2009 and 2008, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.

As of December 31, 2009, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,203,000 and $4,711,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

GRANTS

In May 2004, the German State of Schleswig-Holstein granted Proteo Biotech AG approximately 760,000 Euros (the "Grant") for further research and development of the Company's pharmaceutical product Elafin. The Grant, as amended, covered the period from April 1, 2004 to December 31, 2007 if certain milestones were reached by September 30 of each year. The Grant covered approximately 50% of eligible research and development costs and was subject to the Company's ability to otherwise finance the remaining costs.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6. COMMITMENTS AND CONTINGENCIES (continued)

GRANTS (continued)

The Company received approximately 24,000 Euros ($34,000) of grant funds during the year ended December 31, 2008. The Company had not applied for any other grants from the German government since the Grant described above.

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (1.6% as of January 1, 2009) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2009 and 2008, the Company has accrued approximately $860,000 and $846,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $86,000 and $42,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2009.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

ARTES BIOTECHNOLOGY LICENSE AGREEMENT

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of fifteen years with an annual license fee equal to the greater of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company has deferred certain amounts received, and may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

6. COMMITMENTS AND CONTINGENCIES (continued)

LEASES (continued)

Future minimum rental payments under non-cancelable operating leases, in Euros and equivalent U.S. dollars (based on the December 31, 2009 exchange rate), approximate the following for the years ending December 31:

2010	$50,000
2011	23,000

$73,000

The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2009 and 2008, and for the period November 22, 2000 (Inception) to December 31, 2009 approximated $35,000, $38,000 and $315,000, respectively.

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2009 and 2008:

	2009	2008

Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(857,784)	$(889,882)
Preferred stock dividend	(30)	-
Net loss charged to common stockholders	(857,814)	(889,882)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.04)	$(0.04)

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

8. SUBSEQUENT EVENTS

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (Guarantor of the Note, see Note 3). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement, and Forbearance Agreement (see Note 3). The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.