Form 10-Q
period 2010-03-31
PROTEO INC
filed 2010-05-13
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "an accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 10, 2010

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheet as of March 31, 2010 (unaudited) and Condensed Consolidated Balance Sheet as of December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through March 31, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through March 31, 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$448,566	$689,126
Research supplies inventory	533,908	581,919
Prepaid expenses and other current assets	39,807	67,469
	1,022,281	1,338,514

PROPERTY AND EQUIPMENT, NET	205,678	232,469
	$1,227,959	$1,570,983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$97,708	$190,627
Accrued licensing fees	80,730	85,998
	178,438	276,625

LONG TERM LIABILITIES
Deferred fees	110,048	117,230
Accrued licensing fees	726,570	773,982
	836,618	891,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 630,000 shares issued and outstanding	630	630
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,695,107)	(1,731,306)
Accumulated other comprehensive income	205,359	316,528
Deficit accumulated during development stage	(6,889,493)	(6,774,220)

Total Proteo, Inc. Stockholders' Equity	212,903	403,146

Noncontrolling Interest	-	-

Total Stockholders' Equity	212,903	403,146

Total Liabilities and Stockholders' Equity	$1,227,959	$1,570,983

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2010

			NOVEMBER 22,
			2000
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2010	2009	2010
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-

EXPENSES
General and administrative	54,781	60,404	4,429,478
Research and development	115,783	119,886	2,781,492

	170,564	180,290	7,210,970

INTEREST AND OTHER INCOME (EXPENSE), NET	55,289	56,375	258,501

NET LOSS	(115,275)	(123,915)	(6,952,469)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(115,275)	(123,915)	(6,889,465)

PREFERRED STOCK DIVIDEND	-	-	(30)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(115,275)	$(123,915)	$(6,889,495)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(115,275)	$(123,915)	$(6,889,465)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(111,169)	(120,903)	205,359

COMPREHENSIVE LOSS	$(226,444)	$(244,818)	$(6,684,106)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2010

			NOVEMBER 22,
			2000
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,275)	$(123,915)	$(6,889,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,928	13,463	404,129
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Unrealized foreign currency transaction (gains) losses	(52,680)	(53,340)	144,882
Changes in operating assets and liabilities:
Research supplies inventory	12,737	(4,594)	(570,763)
Prepaid expenses and other current assets	24,240	131,607	(102,482)
Accounts payable and accrued liabilities	(87,496)	(73,009)	64,928
Deferred fees	-	-	120,341
Accrued licensing fees	-	-	660,713

NET CASH USED IN OPERATING ACTIVITIES	(205,546)	(109,788)	(6,102,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(13,977)	(633,614)
Cash of reorganized entity	-	-	27,638

NET CASH USED IN INVESTING ACTIVITIES	-	(13,977)	(605,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	36,199	64,875	5,095,868

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,199	64,875	6,888,478

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(71,213)	(78,585)	268,855

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(240,560)	(137,475)	448,566
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	689,126	1,237,450	-

CASH AND CASH EQUIVALENTS--END OF PERIOD	$448,566	$1,099,975	$448,566

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2010, for the three-months ended March 31, 2010 and 2009 and for the period from November 22, 2000 (Inception) through March 31, 2010 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 29, 2010.

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
March 31, 2010 (UNAUDITED)

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION (continued)

The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc" and, as required by the Codification, loss per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's condensed consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at March 31, 2010 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2010 and 2009 and for the period from November 22, 2000 (Inception) through March 31, 2010, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

Effective September 30, 2009, the Company adopted the FASB’s new ASC as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the ASC.  After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative.  Adoption of the Codification also changed how the Company references GAAP in its condensed consolidated financial statements.

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
March 31, 2010 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2009, Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

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

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FIDEsprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), maturing on March 31, 2009. The Note was guaranteed by a principal of the Investor (the “Guaranty”).  The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represented the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of September 30, 2009, the first installment of $140,000 had not been fully paid, and therefore the Investor was technically in default of the Forbearance Agreement.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement, and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.  During the three-month period ended March 31, 2010, the Company received payments approximating $36,000, in connection with this agreement.  The note receivable approximated $1,695,000 at March 31, 2010.

There were no issuances of common stock during the three-month periods ended March 31, 2010 and 2009, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2010 and 2009. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $205,000 at March 31, 2010 and $317,000 at December 31, 2009.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the three-month periods ended March 31, 2010 and 2009, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains of approximately $53,000 for each of the three-month periods ended March 31, 2010 and 2009, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros.  No payments were made under this agreement during 2009 or the three-months ended March 31, 2010.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2010) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

At March 31, 2010 and December 31, 2009, the Company has accrued approximately $807,000 and $860,000, respectively. The difference in amounts at March 31, 2010 compared to December 31, 2009 is primarily attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of March 31, 2010.

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

There is no material income tax expense recorded for the periods ended March 31, 2010 and 2009, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of March 31, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,832,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $420,000 and $1,138,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $274,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED)

8.   INCOME TAXES (continued)

The Company has federal and foreign net operating loss carry forwards in the amount of $1,236,000 and $4,553,000, respectively at March 31, 2010, which is expected to begin expiring in 2025 for federal purpose and has indefinite life for foreign purpose.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of March 31, 2010, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

OVERVIEW

The Company specializes in the research, development and marketing of drugs for inflammatory diseases with Elafin as its first project. The Company’s Management deems Elafin to be one of the most prospective substances in the treatment of serious tissue and muscle damage. Independently conducted animal experiments have indicated that Elafin may have benefits in the treatment of tissue and muscle damage caused by insufficient oxygen supply and therefore may be useful in the treatment of heart attacks, serious injuries and in the course of organ transplants. Other applications have yet to be determined.

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

The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study. A Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma is ongoing. The aim of this trial is to investigate the effectiveness of Elafin at suppressing the postoperative inflammatory processes. Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment of pulmonary arterial hypertension and for the treatment of esophagus carcinoma. In the latter indication especially the postoperative inflammation will be targeted by Elafin treatment.

In August 2007, the Company's subsidiary entered into an agreement with Minapharm, one of the leading pharmaceutical companies in Egypt, for clinical development, production and marketing of Elafin. The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Proteo received an upfront payment in 2007 and has deferred additional amounts received, and will receive milestone-payments and royalties on net product sales. In addition, Minapharm will take over the funding of clinical research activities for the designated region. The University of Cairo will conduct a clinical trial to study the efficacy of Elafin on kidney transplant patients. The clinical trial has already been approved by the Ethical Committee of the University of Cairo. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy, which is a devastating complication of kidney transplantation that is responsible for a significant portion of graft loss.

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

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, blinded, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment was started in November 2008. The trial conduct was initially planned for one year. In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial. In December 2009 all regulatory approvals were obtained to expand the trial. Two additional trial centers started recruiting patients and the recruitment was completed in April 2010. The results of the trial are expected in the second half of the year 2010.

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

In September 2009 the Company’s subsidiary has signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh.

The Company's goal is to obtain the first governmental regulatory approval for the first indication of the initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2010 were approximately $171,000, a decrease of approximately $10,000 over the same period of the prior year. This increase is due primarily to a decrease in general and administrative expenses during the current year quarter of approximately $6,000 and a decrease in research and development expenses of approximately $4,000.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three month period ended March 31, 2010 was approximately $55,000, compared to $56,000 for the three month period ended March 31, 2009, a net change of approximately $1,000 over the same period of the prior year.

INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2010 and 2009, due to the Company's net losses.

As of March 31, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,832,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $420,000 and $1,138,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $274,000.

The Company has federal and foreign net operating loss carry forwards in the amount of $1,236,000 and $4,553,000, respectively at March 31, 2010, which is expected to begin expiring in 2025 for federal purpose and has indefinite life for foreign purpose.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a net gain of approximately $111,000 and $121,000 in foreign currency translation adjustments during the three-month periods ended March 31, 2010 and 2009, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,829,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of March 31, 2010, had a principal balance of $1,695,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $449,000 as of March 31, 2010 to support current and future operations. This is a decrease of $240,000 over the December 31, 2009 cash balance of approximately $689,000.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund future operations. As a result, the Company's success will largely depend on its ability generate revenues from out-licensing activities, secure additional funding through the sale of its common stock, preferred stock and/or debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate a debt or equity financing in a timely manner, or on terms favorable to the Company, if at all.

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditors’ Report included in the Company’s Form 10-K for the year ended December 31, 2009 dated March 26, 2010, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

CAPITAL EXPENDITURES

None significant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PART II   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS

Not required for SRCs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Certification of the Chief Executive Officer pursuantto Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuantto Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and ChiefFinancial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: May 13, 2010	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)