Form 10-Q
period 2010-06-30
PROTEO INC
filed 2010-08-06
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "an accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at August 5, 2010

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through June 30, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through June 30, 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$335,804	$689,126
Research supplies inventory	481,878	581,919
Prepaid expenses and other current assets	30,344	67,469
	848,026	1,338,514

PROPERTY AND EQUIPMENT, NET	175,284	232,469
	$1,023,310	$1,570,983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$98,758	$190,627
Accrued licensing fees	73,248	85,998
	172,006	276,625

LONG TERM LIABILITIES
Deferred fees	99,849	117,230
Accrued licensing fees	659,232	773,982
	759,081	891,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 661,500 and 630,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	662	630

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,595,243)	(1,731,306)
Accumulated other comprehensive income	64,340	316,528
Deficit accumulated during development stage	(6,969,050)	(6,774,220)
Total Proteo, Inc. Stockholders' Equity	92,223	403,146
Noncontrolling Interest	-	-
Total Stockholders' Equity	92,223	403,146
Total Liabilities and Stockholders' Equity	$1,023,310	$1,570,983

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2010

					NOVEMBER 22,
					2000
					(INCEPTION)
	THREE MONTHS ENDED		SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,		JUNE 30,
	2010	2009	2010	2009	2010

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	115,412	175,138	170,193	235,542	4,544,890
Research and development	122,584	104,660	238,367	224,546	2,904,076
	237,996	279,798	408,560	460,088	7,448,966
INTEREST AND OTHER INCOME (EXPENSE), NET	158,473	36,165	213,762	92,540	416,974
NET LOSS	(79,523)	(243,633)	(194,798)	(367,548)	(7,031,992)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(79,523)	(243,633)	(194,798)	(367,548)	(6,968,988)

PREFERRED STOCK DIVIDEND	(32)	(30)	(32)	(30)	(62)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(79,555)	$(243,663)	$(194,830)	$(367,578)	$(6,969,050)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(79,523)	$(243,633)	$(194,798)	$(367,548)	$(6,968,988)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(141,019)	150,008	(252,188)	29,105	64,340
COMPREHENSIVE LOSS	$(220,542)	$(93,625)	$(446,986)	$(338,443)	$(6,904,648)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2010

			NOVEMBER 22,
			2000
			(INCEPTION)
	SIX MONTHS ENDED		THROUGH
	JUNE 30,		JUNE 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,798)	$(367,548)	$(6,968,988)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	24,771	28,416	415,972
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction gains	(207,478)	(2,940)	(9,916)
Changes in operating assets and liabilities:
Research supplies inventory	15,010	(6,654)	(568,490)
Prepaid expenses and other current assets	29,573	51,909	(97,149)
Accounts payable and accrued liabilities	(76,079)	(33,024)	76,345
Deferred revenue	-	-	120,341
Accrued licensing fees	-	-	660,713

NET CASH USED IN OPERATING ACTIVITIES	(409,001)	(329,841)	(6,306,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(17,823)	(633,614)
Cash of reorganized entity	-	-	27,638

NET CASH USED IN INVESTING ACTIVITIES	-	(17,823)	(605,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance
of preferred stock	136,063	335,383	5,195,732

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,063	335,383	6,988,342

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80,384)	28,503	259,684

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(353,322)	16,222	335,804
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	689,126	1,237,450	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$335,804	$1,253,672	$335,804

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2010, for the three-month and six-month periods ended June 30, 2010 and 2009, and for the period from November 22, 2000 (Inception) through June 30, 2010 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 29, 2010.

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
JUNE 30, 2010 (UNAUDITED)

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
JUNE 30, 2010 (UNAUDITED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at June 30, 2010 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the six-month periods ended June 30, 2010 and 2009 and for the period from November 22, 2000 (Inception) through June 30, 2010, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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
JUNE 30, 2010 (UNAUDITED)

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
JUNE 30, 2010 (UNAUDITED)

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.  During the six-month period ended June 30, 2010, the Company received payments approximating $136,000, in connection with this agreement.  While these payments do not satisfy the terms of the Forbearance Agreement, the Company and the Assigned are currently negotiating new payment terms.  The note receivable approximated $1,595,000 at June 30, 2010.

Effective June 30, 2010 and 2009, the Company declared a stock dividend of 31,500 shares and 30,000 shares, respectively, of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

There were no issuances of common stock during the six-month periods ended June 30, 2010 and 2009, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2010 and 2009. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated other comprehensive income approximated $64,000 at June 30, 2010 and $317,000 at December 31, 2009.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the six-month periods ended June 30, 2010 and 2009, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $207,000 and $3,000 for the six-month periods ended June 30, 2010 and 2009, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009 or the six-months ended June 30, 2010.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2010) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

At June 30, 2010 and December 31, 2009, the Company has accrued approximately $732,000 and $860,000, respectively. The difference in amounts at June 30, 2010 compared to December 31, 2009 is primarily attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of June 30, 2010.

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

There is no material income tax expense recorded for the periods ended June 30, 2010 and 2009, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of June 30, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,736,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $439,000 and $1,075,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $221,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

8.   INCOME TAXES (continued)

The Company has federal and foreign net operating loss carry forwards approximating $1,293,000 and $4,299,000, respectively, at June 30, 2010, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of June 30, 2010, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

The Company intends to implement Elafin as a drug in the treatment of inflammatory diseases, and plans to seek governmental approval in Europe first. Currently, management estimates that it will take at least two years to achieve its first governmental approval for the use of Elafin as a drug for the first indication.

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

The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study. The results of a Phase II clinical trial with Elafin for the treatment of esophagus carcinoma are currently being evaluated. The aim of this trial is to investigate the effectiveness of Elafin at suppressing the postoperative inflammatory processes. Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment of pulmonary arterial hypertension and for the treatment of esophagus carcinoma. Orphan drug status assures exclusive marketing rights for the treatment of the respective disease within the EU for a period of up to ten years after receiving market approval. In addition, a simplified, accelerated and less expensive approval procedure with the assistance of EMEA can be drawn upon. Classification as an orphan drug allows an accelerated approval procedure in all EU states.

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

In January 2008 the Company entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo provides support for animal experiments that are currently conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university. In May 2010 scientists from this group presented new preclinical data on Proteo's drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice.

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, blinded, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment was started in November 2008. The trial conduct was initially planned for one year. In the summer of 2009 it became apparent that the clinical trial center could not recruit a sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial. In December 2009 all regulatory approvals were obtained to expand the trial. Two additional trial centers started recruiting patients and the recruitment and treatment was completed in April 2010. The results of this clinical trial are currently being evaluated and the final results are expected in the second half of the year 2010.

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

In September 2009 the Company’s subsidiary has signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh. The trial, which will be headed by Dr. Peter Henriksen a leading expert in interventional cardiology at the Edinburgh Heart Centre, is planned to begin in December 2010.

In April 2010 the Company’s subsidiary entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts University of Kiel. Under this agreement the effects of Elafin on vascular changes will be examined in animal models.

In June 2010 the Company signed a cooperative research and development agreement with the US Army Medical Research Institute of Infectious Diseases (USAMRIID) for Elafin. This agreement allows USAMRIID to use Proteo's Elafin and related scientific data in order to plan and conduct preclinical research on the development of new therapeutic strategies to combat life-threatening infectious diseases, in an investigation into the use of Elafin as a co-therapy with antibiotics.

The Company's goal is to obtain the first governmental regulatory approval for the first indication of the initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2010 were approximately $238,000 and $409,000, resectively, a decrease of approximately $42,000 and $51,000 over the respective periods of the prior year. This decrease is due primarily to a decrease in general and administrative expenses (mostly professional and legal fees), partially offset by a slight increase in research and development expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and six-month periods ended June 30, 2010 was approximately $158,000 and $214,000, respectively, compared to $36,000 and $93,000 for the respective periods in 2009, a net change of approximately $122,000 and $121,000 over the prior year three-month and six-month periods, respectively.  The increases are driven primarily by foreign currency transaction gains in 2010 caused by the strengthening of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2010 and 2009, due to the Company's net losses. As of June 30, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,736,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $439,000 and $1,075,000, respectively, and timing differences related to the recognition of accrued licensing fees of approximately $221,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,293,000 and $4,299,000, respectively at June 30, 2010, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain/(loss) of approximately $(252,000) and $29,000 in foreign currency translation adjustments during the six-month periods ended June 30, 2010 and 2009, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,829,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of June 30, 2010, had a principal balance of $1,595,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $336,000 as of June 30, 2010 to support current and future operations. This is a decrease of $353,000 over the December 31, 2009 cash balance of approximately $689,000.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: August 6, 2010	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)