Form 10-Q
period 2010-09-30
PROTEO INC
filed 2010-11-12
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at November 11, 2010

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2010 and 2009, and for the Period From November 22, 2000 (Inception) Through September 30, 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$340,258	$689,126
Research supplies inventory	534,253	581,919
Prepaid expenses and other current assets	38,613	67,469
	913,124	1,338,514

PROPERTY AND EQUIPMENT, NET	184,575	232,469
	$1,097,699	$1,570,983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$118,289	$190,627
Accrued licensing fees	81,672	85,998
	199,961	276,625

LONG TERM LIABILITIES
Deferred fees	111,334	117,230
Accrued licensing fees	735,048	773,982
	846,382	891,212

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 661,500 and 630,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	662	630
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(1,478,477)	(1,731,306)
Accumulated other comprehensive income	214,305	316,528
Deficit accumulated during development stage	(7,276,648)	(6,774,220)
Total Proteo, Inc. Stockholders' Equity	51,356	403,146
Noncontrolling Interest	-	-
Total Stockholders' Equity	51,356	403,146
Total Liabilities and Stockholders' Equity	$1,097,699	$1,570,983

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2010

					NOVEMBER 22,
					2000
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		SEPTEMBER 30,		THROUGH
					SEPTEMBER 30,
	2010	2009	2010	2009	2010
	-	-	-	-	-
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	100,980	121,502	271,173	357,044	4,645,870
Research and development	70,588	123,188	308,955	347,734	2,974,664
	171,568	244,690	580,128	704,778	7,620,534
INTEREST AND OTHER INCOME (EXPENSE), NET	(136,030)	(19,362)	77,732	73,178	280,944
NET LOSS	(307,598)	(264,052)	(502,396)	(631,600)	(7,339,590)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(307,598)	(264,052)	(502,396)	(631,600)	(7,276,586)

PREFERRED STOCK DIVIDEND	-	-	(32)	(30)	(62)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(307,598)	$(264,052)	$(502,428)	$(631,630)	$(7,276,648)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(307,598)	$(264,052)	$(502,396)	$(631,600)	$(7,276,586)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	149,965	40,459	(102,223)	69,564	214,305
COMPREHENSIVE LOSS	$(157,633)	$(223,593)	$(604,619)	$(562,036)	$(7,062,281)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2010

			NOVEMBER 22,
			2000
	NINE MONTHS ENDED		(INCEPTION)
	SEPTEMBER 30,		THROUGH
			SEPTEMBER 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(502,396)	$(631,600)	$(7,276,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,281	42,375	427,482
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction (gains) losses	(70,722)	29,700	126,840
Changes in operating assets and liabilities:
Research supplies inventory	17,800	(4,360)	(565,700)
Prepaid expenses and other current assets	24,642	(135,747)	(102,080)
Accounts payable and accrued liabilities	(63,711)	3,622	88,713
Deferred revenue	-	-	120,341
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(558,106)	(696,010)	(6,455,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,246)	(19,210)	(634,860)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(1,246)	(19,210)	(607,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock	252,829	474,030	5,312,498
NET CASH PROVIDED BY FINANCING ACTIVITIES	252,829	474,030	7,105,108
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(42,345)	27,966	297,723
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(348,868)	(213,224)	340,258
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	689,126	1,237,450	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$340,258	$1,024,226	$340,258

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2010, for the three-month and nine-month periods ended September 30, 2010 and 2009, and for the period from November 22, 2000 (Inception) through September 30, 2010 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 29, 2010.

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
September 30, 2010 (UNAUDITED)

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION (continued)

The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc." and, as required by the Codification, loss per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's condensed consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at September 30, 2010 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the nine-month periods ended September 30, 2010 and 2009 and for the period from November 22, 2000 (Inception) through September 30, 2010, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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
September 30, 2010 (UNAUDITED)

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
September 30, 2010 (UNAUDITED)

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.  During the nine-month period ended September 30, 2010, the Company received payments approximating $253,000, in connection with this agreement.  The note receivable approximated $1,478,000 at September 30, 2010.

Effective June 30, 2010 and 2009, the Company declared a stock dividend of 31,500 shares and 30,000 shares, respectively, of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

There were no issuances of common stock during the nine-month periods ended September 30, 2010 and 2009, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2010 and 2009. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $214,000 at September 30, 2010 and $317,000 at December 31, 2009.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the nine-month periods ended September 30, 2010 and 2009, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $71,000 and ($30,000) for the nine-month periods ended September 30, 2010 and 2009, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009 or the nine-months ended September 30, 2010.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2010) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that from the date of the Amendment the Company will pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology and three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology.  No such fees have yet been paid.

At September 30, 2010 and December 31, 2009, the Company has accrued approximately $817,000 and $860,000, respectively. The difference in amounts at September 30, 2010 compared to December 31, 2009 is primarily attributable to the unrealized foreign currency transaction gain described in Note 5.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2010.

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

There is no material income tax expense recorded for the periods ended September 30, 2010 and 2009, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of September 30, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,954,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $453,000 and $1,233,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (UNAUDITED)

8.   INCOME TAXES (continued)

The Company has federal and foreign net operating loss carry forwards approximating $1,334,000 and $4,931,000, respectively at September 30, 2010, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2010, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

In January 2008 the Company entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo provides support for animal experiments that are currently conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university. In May 2010 scientists from this group presented new preclinical data on Proteo's drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the agreement with Stanford University was extended by a further project regarding lung transplantation.

In August 2008 the Company's subsidiary received the approval for a Phase II clinical trial with Elafin by the German Federal Institute for Drugs and Medical Devices (BfArM). In this randomized, blinded, placebo-controlled Phase II trial the effect of Elafin on inflammatory parameters will be investigated in patients undergoing esophagectomy for esophagus carcinoma. The trial will be performed at the Department of General and Thoracic Surgery, University Medical Center Schleswig-Holstein, Campus Kiel. Patient recruitment was started in November 2008. The trial conduct was initially planned for one year. In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial. In December 2009 all regulatory approvals were obtained to expand the trial. Two additional trial centers started recruiting patients and the recruitment and treatment was completed in April 2010. The results of this clinical trial are currently being evaluated and the final results are expected in the fourth quarter of 2010.

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

In September 2009 the Company’s subsidiary has signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh. The trial, which will be headed by Dr. Peter Henriksen a leading expert in interventional cardiology at the Edinburgh Heart Centre, is planned to begin in December 2010. This clinical trial will be funded by a grant of the Medical Research Council (MRC).

In April 2010 the Company’s subsidiary entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts University of Kiel. Under this agreement the effects of Elafin on vascular changes will be examined in animal models. The federal state of Schleswig-Holstein is backing the creation of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second national economic stimulus package.

In June 2010 the Company has signed a cooperative research and development agreement with the US Army Medical Research Institute of Infectious Diseases (USAMRIID) for Elafin. This agreement allows USAMRIID to use Proteo's Elafin and related scientific data in order to plan and conduct preclinical research on the development of new therapeutic strategies to combat life-threatening infectious diseases, in an investigation into the use of Elafin as a co-therapy with antibiotics.

The Company's goal is to obtain the first governmental regulatory approval for the first indication of the initial product in 2012. It should be noted that the first indication, if successfully developed, would have a market potential substantially smaller than the overall market of Elafin for more widespread applications such as for the treatment of cardiac infarction.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2010 were approximately $172,000 and $580,000, respectively, a decrease of approximately $73,000 and $125,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the nine-month periods decreased $86,000, and research and development expenses decreased $39,000 over the same period.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and nine-month periods ended September 30, 2010 was approximately ($136,000) and $78,000, respectively, compared to ($19,000) and $73,000 for the respective periods in 2009, a net change of approximately ($117,000) and $5,000 over the prior year three-month and nine-month periods, respectively.  The increases are attributed primarily to foreign currency transaction gains in 2010 caused by the strengthening of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2010 and 2009, due to the Company's net losses. As of September 30, 2010, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,954,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $453,000 and $1,233,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,334,000 and $4,931,000, respectively at September 30, 2010, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $(102,000) and $70,000 in foreign currency translation adjustments during the nine-month periods ended September 30, 2010 and 2009, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,829,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of September 30, 2010, had a principal balance of $1,478,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $340,000 as of September 30, 2010 to support current and future operations. This is a decrease of $349,000 over the December 31, 2009 cash balance of approximately $689,000.

Management believes that the Company will not generate any significant revenues in the next few years, nor will it have sufficient cash to fund future operations. As a result, the Company's success will largely depend on its ability to generate revenues from out-licensing activities and secure additional funding through the sale of its common stock, preferred stock and/or debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate a debt or equity financing in a timely manner, or on terms favorable to the Company, if at all.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 11, 2010	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)