Form 10-K
period 2010-12-31
PROTEO INC
filed 2011-03-15
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2010, as reported on the OTC Bulletin Board, was approximately $5,566,000. (1)

Number of shares of Common Stock outstanding as of March 11, 2011:  23,879,350

1) Excludes 12,747,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2010

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PROTEO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

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

DESCRIPTION OF BUSINESS

The Company intends to develop, promote and market pharmaceuticals and other biotech products. The Company's focus is on natural occurring compounds which have proven superior biologic activity over almost all known compounds. The focus on natural occurring compounds is driven by the assumption that these compounds will have fewer side effects regarding metabolism and excretion. Whenever possible, human peptides and proteins, which have no allergenic potential, will be used.

Proteo is engaged in the development of pharmaceuticals based on the body's own tools and weapons to fight inflammatory diseases. Specifically, we are focusing our research on the development of drugs based on the human protein Elafin. We strongly believe that Elafin will be useful in the treatment of post-surgery damage to tissue, complications resulting from organ transplantation, pulmonary hypertension, serious injuries caused by accidents, cardiac infarction, as well as other diseases.

Proteo’s pharmaceutical Elafin is a copy of a naturally occurring human anti-inflammatory substance. It is a natural antagonist of the tissue destroying enzymes (proteases such as elastase and proteinase 3) that participate in the inflammatory mechanism of many diseases. Elafin’s ability to block the proteases that cause these undesirable effects makes it a promising drug for the treatment of various inflammatory diseases and posttraumatic inflammatory complication. Numerous preclinical studies on animal models of human disease demonstrate the beneficial anti-inflammatory effects of Elafin. The drug candidate is currently being investigated in clinical trials phase II for three diseases.

The company believes that it is favorable to target orphan drug indications first. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the United States ("US") and about 230,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the US or European Union which not only associated with reduced fees to regulatory agencies and facilitated drug approval but also guarantees 7-year or 10-year marketing exclusivity in the US and European Union, respectively, on drug sales for the first company to obtain marketing approval of a particular drug in the respective regions.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication especially the postoperative inflammation will be targeted by Elafin treatment.

The excellent tolerability of recombinant Elafin for injection in human subjects was demonstrated in a Phase I clinical trial. In a Phase II clinical trial the effect of Elafin on the postoperative inflammatory reaction occurring in cancer patients whose esophagus has been removed was investigated at three German University Hospitals. This serious operation (esophagectomy), which lasts for several hours, carries the risk of numerous specific complications that generally result in a prolonged period of intensive care. The trial showed a clear clinical benefit for the postoperative recovery of the patients in the Elafin treated group.

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

Proteo’s licensing and development partner, Minapharm Pharmaceuticals SAE, has initiated a Phase II clinical trial for the use of Elafin on kidney transplant patients. This trial is concerned with the prevention of acute organ rejection and chronic graft injury (allograft nephropathy), which is a devastating complication of kidney transplantation that is responsible for a significant portion of graft loss. This trial is to be conducted at Cairo University.

We believe a further indication for Elafin is the use as a drug in the treatment of cardiac infarction. Cardiac infarction appears as a result of deficiencies in the blood supply of heart muscles caused by damage to the supplying coronary vessels. As an immediate result, the heart weakens and the heart muscles are destroyed. Damage to tissue caused by cardiac infarction will slowly form scars. Current methods of treatment are aimed at restoring the blood supply to the heart, either by replacement with new blood vessels (bypass surgery), by stent implantation or by removal of blood-clots in the coronary vessels (lyse therapy). Animal experiments have shown that Elafin may be effective in protecting the heart muscles against destruction after blood supply was interrupted. Our cooperation partner, the University of Edinburgh, is initiating a clinical trial to test Elafin in bypass operations after heart attacks. This study is being financially supported by the Medical Research Council (MRC) and the Chest, Heart and Stroke Scotland (CHSS).

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

The products and technologies we intend to develop will require significant commitments of personnel and financial resources. However, we do not believe that any of our planned products will produce sufficient revenues in the next several years to support us financially. To achieve profitable operations, the Company, independently or in collaboration with others, must successfully identify, develop, manufacture, obtain regulatory approval for and market proprietary products.

After developing a production procedure for Elafin, Proteo has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, Proteo has contracted an experienced Contract Manufacturing Organization (CMO) located in Europe to produce Elafin in accordance with GMP (good manufacturing practices) standards as required for clinical trials.

In December 2005, Proteo successfully completed a first Phase I trial for Elafin. Elafin was tested on healthy male volunteers in a single-ascending-dose, double blind, randomized, placebo-controlled trial to evaluate its tolerability and safety at the Institut fur Klinische Pharmakologie in Kiel, Germany. All intravenously applied doses were well tolerated. No severe adverse events occurred. In 2006, we gathered and evaluated additional data from the results of the Phase I study.

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

In August 2007, we entered into a license agreement with Minapharm Pharmaceuticals SAE ("Minapharm"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm initiates a Phase II clinical trial to study the efficacy of Elafin on kidney transplant patients. The study will be conducted as a Phase II trial for prevention of acute and chronic allograft nephropathy at the University of Cairo.

In January 2008, the Company entered into an agreement with Stanford University in California, to cooperate in preclinical studies related to Elafin treatment of pulmonary arterial hypertension. Proteo provides support for animal experiments that are currently conducted by Marlene Rabinovitch, Research Director of the Vera Moulton Wall Center for Pulmonary Vascular Disease at Stanford University who is a renowned expert in the field, and her group at the university. In May 2010 scientists of Stanford University presented new preclinical data on Proteo's drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the agreement with Stanford University was extended by a further project.

In April 2008, we initiated a placebo-controlled randomized trial to evaluate the effect of Elafin on cytokine profiles after major surgery (clinical phase II), which was approved in May 2008 by the responsible Ethics Committee and in August 2008 by the German Federal Institute for Drugs and Medical Devices. In November 2008 the Phase II clinical trial on patients undergoing esophagectomy for esophagus carcinoma was started in the Department for General and Thoracic Surgery at the University Hospital of Kiel University, Germany. The trial conduct was initially planned for one year. In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial. In December 2009 all regulatory approvals were obtained to expand the trial. Two additional trial centers started recruiting patients and the recruitment and treatment was completed in April 2010. The trial showed that intravenously administered Elafin has a very clear positive effect on the period of recovery: 63 percent of the Elafin treated patients required only one day of intensive care. All patients in the placebo group needed several days of postoperative intensive medical care. At years end 2010 the European Medicines Agency EMA gave scientific advice and protocol assistance to the Company for further clinical development in this indication. Protocol assistance is the special form of scientific advice available for companies developing medicines for 'orphan' or rare diseases.

In September 2009, the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations in a Phase II clinical trial at the University of Edinburgh. The study will be funded by the Medical Research Council (MRC) and Chest Heart and Stroke Scotland (CHSS) with 500,000 GBP. In February 2011 this clinical trial with 80 patients has received approval by the responsible Ethics Committee of NHS Scotland.

In January 2010, following the recommendation of the European Medicines Agency (EMA) as of  November 2009, the European Commission has granted Orphan Drug Designation for the protease inhibitor Elafin to be used in the treatment of esophagus carcinoma.

Our strategy and goal is to develop into a profitable company by developing drug candidates for orphan diseases with high medical needs. The company intends to generate revenue by out-licensing and marketing activities. To date, the Company has not had profitable operations. Furthermore, we do not anticipate that we will have profitable operations in the near future.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The President, Chief Executive Officer and Chief Financial Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has four employees as of December 31, 2010.

COLLABORATION WITH OTHER COMPANIES

The Company actively seeks further out-licensing partners, co-development partnerships and other collaborations with third parties to generate revenues and/or to expedite the Company's product development. However, there can be no assurance that the Company's efforts to build such alliances will be successful at any time or in any way.

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

Elastase inhibitors such as Elafin, have been under research and development in the pharmaceutical industry for decades. Currently, hundreds of related patents have been granted. Most of these substances are produced synthetically, and are not applicable in the treatment of human diseases. Currently two elastase inhibitors are used as pharmaceuticals, alpha-1-antitrypsin worldwide and Sivelestat in Japan and Korea. Further elastase inhibitors are in clinical development, such as Depelestat and AZD9668.

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

AZD9668

Astra-Zeneca is currently investigating the efficacy of AZD9668, an orally applicable elastase inhibitor, in various clinical phase II trials on chronic obstructive pulmonary disease, cystic fibrosis and bronchiectasis. No results have been reported.

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

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings. The Company does not have title to any patents related to Elafin; title to these patents rests with Dr. Wiedow.  The Company’s rights with respect to patents are derived pursuant to a license agreement between the Company and Dr. Wiedow (the “ License Agreement ”) dated December 30, 2000, which was amended by an Amendment Agreement to the License Agreement (the  "Amendment" ) dated December 23, 2008.

Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003 through 2006. In December 2007 the Company paid Dr. Wiedow 30,000 Euros.

Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros.  No other payments have been made to Dr. Wiedow as of December 31, 2010, which is a technical breach of the agreement. Dr. Wiedow waived such breach and deferred the prior year payments to 2011.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

Country		Patent Number	Expiry Date

USA	US	5464822	07-Nov-2012
USA	US	6245739	12-Jun-2018
USA	US	6893843	08-Jun-2010
European Union	EP	0402068	04-Jun-2010
Japan	JP	2989853	08-Jun-2010
Australia	AU	636148	05-Jun-2010
Canada	CA	2018592	08-Jun-2010
Finland	FI	902880	08-Jun-2010
Ireland	IE	070520	05-Jun-2010
Israel	IL	094602	03-Jun-2010
New Zealand	NZ	233974	07-Jun-2010
Norway	NO	177716	01-Jun-2010
Portugal	PT	094326	11-Oct-2011
South Africa	ZA	9004461	08-Jun-2010

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

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company had deferred certain amounts received until the expiration of a refund period in October 2010.  Accordingly, approximately $108,000 is included as other income for 2010 in the accompanying consolidated statements of operations. The Company may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.

EMPLOYEES

As of December 31, 2010, Proteo had four employees, all working at our offices in Germany.

ITEM 1A. – RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into several leases for office and laboratory facilities in Germany expiring at dates through December 2011. The aggregate monthly rental under the foregoing leases was approximately $3,800.

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

ITEM 4 – [REMOVED AND RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol PTEO.OB. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2010 and 2009 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2010	First Quarter	$1.25	$0.35
	Second Quarter	0.96	0.38
	Third Quarter	0.65	0.20
	Fourth Quarter	0.63	0.20

2009	First Quarter	$1.49	$1.00
	Second Quarter	1.49	0.94
	Third Quarter	1.38	0.64
	Fourth Quarter	1.25	0.51

On March 4, 2011, the last sales price of our common stock was $0.21 per share. No cash dividends have been paid on our common stock for the 2010 and 2009 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 11, 2010, the number of shareholders of record of the Company's common stock was 1,777.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities since those disclosed on our December 31, 2009 Form 10-K.

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

OVERVIEW

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma, kidney transplantation and coronary arterial bypass surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension. The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficacy in the indicated diseases in order to demonstrate a favorable risk/benefit balance. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with Good Manufacturing Practices ("GMP") standards, or that Elafin will receive any governmental approval for its use in further clinical trials or its use as a drug in any of the intended applications.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. Orphan drug designation assures exclusive marketing rights for the treatment of the respective disease within the EU for a period of up to ten years after receiving market approval. In addition, a simplified, accelerated and less expensive approval procedure with the assistance of European Medicines Agency (“EMA”), the European FDA equivalent, can be drawn upon.

Proteo currently focuses on the development of Elafin for treatment of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with Universities and our licensing partner Minapharm.

CLINICAL DEVELOPMENT

After developing a production procedure for Elafin, The Company has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, the Company has contracted an experienced Contract Manufacturing Organization in Europe to produce Elafin in accordance with GMP standards as required for clinical trials. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study.

Treatment of Esophagus Carcinoma

A double-blind, randomized, placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing esophagectomy for esophagus carcinoma was begun in November 2008.  In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company has extended the monocentric trial to a multicentric trial involving two additional trial centers. We announced the favorable influence of Elafin treatment on the postoperative recovery in February 2011. In January 2010 Orphan Drug Designation was awarded to the Company by the European Commission for the use of Elafin in the treatment of esophagus carcinoma. The future clinical development and prerequisites for marketing authorization are currently subject to discussions with the EMA.

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to conduct a Phase II clinical trial to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations. The trial, which will be headed by Dr. Peter Henriksen a leading expert in interventional cardiology at the Edinburgh Heart Centre. The study will be funded by the Medical Research Council (MRC) and Chest Heart and Stroke Scotland (CHSS) with 500,000 GBP. In February 2011 this clinical trial with 80 patients has received approval by the responsible Ethics Committee of NHS Scotland.

Treatment of Kidney Transplantation

The Company’s licensing and development partner, Minapharm Pharmaceuticals SAE, has initiated a Phase II clinical trial on the use of Elafin in kidney transplantation patients. This trial is concerned with the prevention of acute organ rejection and chronic graft injury (allograft nephropathy) and will be conducted at the University of Cairo. The start and conduct of the trial may be influenced by the actual political situation in Egypt. Actually, the consequences cannot be overseen by management.

PRECLINICAL RESEARCH

Pulmonary arterial Hypertension

Since 2008, the Company cooperates with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilation induced injury. The group presented new preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project.

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes will be examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package.

Life-threating Infections

In June 2010 the Company has signed a cooperative research and development agreement with the US Army Medical Research Institute of Infectious Diseases (USAMRIID). This agreement allows USAMRIID to use Proteo's Elafin and related scientific data in order to plan and conduct preclinical research on the development of new therapeutic strategies to combat life-threatening infectious diseases, in an investigation into the use of Elafin as a co-therapy with antibiotics.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2010 were approximately $749,000, a decrease of approximately $152,000 over the year ended December 31, 2009. This decrease is due to decreases in general and administrative and research and development expenses during the year ended December 31, 2010 of approximately $22,000 and $130,000, respectively.   Research and development expenses decreased primarily due to a reduction in research personnel during 2010.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2010 approximated $239,000, an increase of $195,000 from the year ended December 31, 2009.  The increase was primarily driven by foreign currency transaction gains in 2010 and recognizing previously deferred licensing fees.  Certain obligations of the Company are denominated in Euros. A strengthening U.S. Dollar compared to the Euro during 2010 has resulted in a foreign currency transaction gain of approximately $106,000 in 2010. Additionally, in 2010 the Company recognized approximately $108,000 of licensing fees related to the Minapharm licensing agreement, which had been received in 2009.  Recognition of such amount was previously deferred until certain refund contingencies expired in October 2010.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced a loss of approximately $147,000 in foreign currency translation adjustments during the year ended December 31, 2010. For the year ended December 31, 2009, the Company recognized a gain of approximately $37,000. This represents a net decrease of approximately $184,000. The decrease is primarily due to a strengthening U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2010.

INCOME TAXES

The Company has a deferred tax asset of approximately $1,924,000 and $1,879,000 at December 31, 2010 and 2009, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets due to going concern issues.

As of December 31, 2010, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,383,000 and $4,791,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $2,616,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of December 31, 2010, had a principal balance of $984,400. See Note 3 to the consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash and cash equivalents approximating $698,000 as of December 31, 2010. This is an increase over the December 31, 2009 balance of approximately $689,000, mainly due to receipts on the promissory note receivable resulting from the sale of the Company's Series A Preferred Stock in excess of operating and research and development expenditures.

Management believes that the Company will not generate any significant operating revenues for the next several years, nor will it have sufficient cash to fund operations. As a result, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

CAPITAL EXPENDITURES

None significant.

GOING CONCERN

The Company's independent registered public accounting firm has stated in their Auditors' Report included in this Form 10-K that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2010 and 2009.

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

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amount approximated $170,000 and $317,000 at December 31, 2010 and 2009, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2010 and 2009, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately $106,000 and $(14,000) for the years ended December 31, 2010 and 2009, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2010 and 2009, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the US and various states. The Company's 2005 through 2010 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2010 or 2009.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An SRC is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this report immediately following the signature page.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2010, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer  and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2010. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

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

NAME	AGE	POSITIONS
Birge Bargmann	49	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke	46	Secretary
Professor Oliver Wiedow, MD.	53	Director
Prof. Hartmut Weigelt, Ph.D.	65	Director

BIOGRAPHICAL INFORMATION

Birge Bargmann has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. Since 1989, Ms. Bargmann has worked as a medical technique assistant engaged in the Elafin project at the University of Kiel. She co-developed and carried out procedures to detect and to purify Elafin. The Board of Directors concluded that Ms. Bargmann should serve as a director in light of her extensive scientific understanding of our technologies in development combined with the perspective and experience she brings as our current President and Chief Executive Officer from her extensive history with the Company.

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

Prof. Oliver Wiedow, M.D. has served as a Director of the Company since December 2000. Professor Wiedow served as our President, Chief Executive Officer and Chief Financial Officer from January 2004 to June 2004 and has served as a member of the Supervisory Board of Proteo Biotech AG since 2000. Since 1985 Professor Wiedow has served as physician and scientist at the University of  Kiel, Germany. Prof. Wiedow discovered Elafin in human skin and has researched its biological effects. The Board of Directors concluded that Dr. Wiedow should serve as a director in light of his having been an inventor of, and his extensive scientific understanding of, our technologies in development.

Prof. Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently Chief Scientific Officer ("CSO") of MedEcon Ruhr GmbH, and head of the Department of Dental Biomedicine at the University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a director in light of his extensive scientific understanding of our technologies in development.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2010 by each person who served as the principal executive officer of Proteo during fiscal years ended 2010 and 2009. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2010	$ 74,378	-0-	-0-	-0-	-0-	-0-	-0-	74,378
(Chief Executive
Officer and Chief	2009	$ 133,888	-0-	-0-	-0-	-0-	-0-	-0-	133,888
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

The Company does not have a formal compensation committee and the Company’s officers receive no compensation from the Company at this time.  Ms. Bargmann, our President, Chief Executive Officer and Chief Financial Officer, receives compensation from our wholly-owned subsidiary, Proteo Biotech AG. The Supervisory Board of Proteo Biotech AG entered into an employment contract with Ms. Bargmann on August 1, 2007. The contract became effective on August 1, 2007 and expires on July 31, 2010. A new contract is currently under negotiation. Pursuant to the agreement, Ms. Bargmann received a salary of 8,000 Euro per month in 2009, which amounted to total annual compensation of 96,000 Euro for the year ended December 31, 2009.  Ms. Bargmann took a 40% reduction to her salary in 2010, which amounted to total annual compensation of 56,000 Euro for the year ended December 31, 2010. The supervisory Board and Ms. Bargmann are obliged to negotiate the compensation at any time on the request of either party taking into consideration the economic performance of the Company. If no understanding can be reached within one month, the requesting party is allowed to terminate the agreement three months after at month’s end.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2010, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Prof. Hartmut Weigelt, Ph.D.	57,000	*
All directors and executive officers as a group (4 persons)	12,747,000	53.4%
_________________
* less than 1%
(1) Based on 23,879,350 common shares outstanding as of December 31, 2010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009 or 2010. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2010) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2010 and 2009, the Company has accrued approximately $795,000 and $860,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $119,000 and $86,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $85,000 for each of the fiscal years ended December 31, 2010 and 2009, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $6,000 for each of the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered by the principal accountant for tax compliance.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2010 that were not included in the three categories above.

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

PROTEO, INC. (Registrant)

Dated: March 14, 2011	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann	Director, Chief Executive Officer and Chief Financial Officer	March 14, 2011
Birge Bargmann

/s/ Oliver Wiedow, M.D.	Director	March 14, 2011
Oliver Wiedow, M.D.

/s/ Hartmut Weigelt, Ph.D.	Director	March 14, 2011
Hartmut Weigelt, Ph.D.

PROTEO, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010 and 2009 and for the Period From November 22, 2000 (Inception) Through December 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009 and for the Period From November 22, 2000 (Inception) Through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the Period from November 22, 2000 (Inception) Through December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009, and for the period from November 22, 2000 (Inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and for the period from November 22, 2000 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reported in the accompanying consolidated financial statements, the Company is a development stage enterprise which has experienced significant losses since inception with no operating revenues. As of December 31, 2010, the Company's deficit accumulated during the development stage approximated $7.3 million. As discussed in Note 1 to the consolidated financial statements, a significant amount of additional capital will be necessary to advance the development of the Company's products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 14, 2011
Newport Beach, California

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$698,534	$689,126
Research supplies	494,349	581,919
Prepaid expenses and other current assets	33,643	67,469
	1,226,526	1,338,514

PROPERTY AND EQUIPMENT, NET	168,168	232,469
	$1,394,694	$1,570,983

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,424	$190,627
Accrued licensing fees	119,277	85,998
	225,701	276,625

LONG TERM LIABILITIES
Deferred fees	-	117,230
Accrued licensing fees	675,903	773,982
	675,903	891,212
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 661,500 and 630,000 shares issued and outstanding
at December 31, 2010 and 2009, respectively (Liquidation preference - Note 3)	662	630
Common stock, par value $0.001 per share; 300,000,000
shares authorized; 23,879,350 shares issued and
outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(984,400)	(1,731,306)
Accumulated other comprehensive income	169,680	316,528
Deficit accumulated during development stage	(7,284,366)	(6,774,220)

Total Proteo, Inc. Stockholders' Equity	493,090	403,146

Noncontrolling Interest	-	-

Total Stockholders' Equity	493,090	403,146

Total Liabilities and Stockholders' Equity	$1,394,694	$1,570,983

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2010
			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2010	2009	2010
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-

EXPENSES
General and administrative	366,098	388,371	4,740,795
Research and development	383,182	513,080	3,048,891
	749,280	901,451	7,789,686
INTEREST AND OTHER INCOME (EXPENSE), NET	239,166	43,667	442,378

NET LOSS	(510,114)	(857,784)	(7,347,308)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(510,114)	(857,784)	(7,284,304)

PREFERRED STOCK DIVIDEND	(32)	(30)	(62)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(510,146)	$(857,814)	$(7,284,366)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(510,114)	$(857,784)	$(7,284,304)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(146,848)	37,248	169,680

COMPREHENSIVE LOSS	$(656,962)	$(820,536)	$(7,114,624)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2010

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
BALANCE - November 22, 2000 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock subscribed at $0.001 per share	-	-	4,800,000	4,800	-	(4,800)	-	-	-

Common stock issued for cash at $3.00 per share	-	-	50,000	50	149,950	-	-	-	150,000

Reorganization with Proteo Biotech AG	-	-	2,500,000	2,500	6,009	-	-	-	8,509

Net loss	-	-	-	-	-	-	-	(60,250)	(60,250)

BALANCE - December 31, 2000	-	$-	7,350,000	$7,350	$155,959	$(4,800)	$-	$(60,250)	$98,259

Common stock issued for cash at $3.00 per share	-	-	450,000	450	1,349,550	-	-	-	1,350,000

Cash received for common stock subscribed at $0.001 per share	-	-	-	-	-	4,800	-	-	4,800

Common stock issued for cash at $0.40 per share	-	-	201,025	201	80,209	-	-	-	80,410

Common stock subscribed at $0.40 per share	-	-	5,085,487	5,086	2,029,109	(2,034,195)	-	-	-

Common stock issued for cash to related parties at $0.001 per share	-	-	7,200,000	7,200	-	-	-	-	7,200

Other comprehensive loss	-	-	-	-	-	-	(20,493)	-	(20,493)

Net loss	-	-	-	-	-	-	-	(374,111)	(374,111)

BALANCE - December 31, 2001	-	$-	20,286,512	$20,287	$3,614,827	$(2,034,195)	$(20,493)	$(434,361)	$1,146,065

Common stock issued in connection with reverse merger	-	$-	1,313,922	$1,314	$(1,314)	$-	$-	$-	$-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	406,440	-	-	406,440

Other comprehensive income	-	-	-	-	-	-	116,057	-	116,057

Net loss	-	-	-	-	-	-	-	(1,105,395)	(1,105,395)

BALANCE - December 31, 2002	-	$-	21,600,434	$21,601	$3,613,513	$(1,627,755)	$95,564	$(1,539,756)	$563,167

Common stock issued for cash at $0.60 per share	-	-	66,667	67	39,933	-	-	-	40,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	387,800	-	-	387,800

Other comprehensive income	-	-	-	-	-	-	164,399	-	164,399

Net loss	-	-	-	-	-	-	-	(620,204)	(620,204)

BALANCE - December 31, 2003	-	$-	21,667,101	$21,668	$3,653,446	$(1,239,955)	$259,963	$(2,159,960)	$535,162

Common stock issued for cash at $0.40 per share	-	-	412,249	412	164,588	-	-	-	165,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	680,000	-	-	680,000

Other comprehensive income	-	-	-	-	-	-	93,186	-	93,186

Net loss	-	-	-	-	-	-	-	(639,746)	(639,746)

BALANCE - December 31, 2004	-	$-	22,079,350	$22,080	$3,818,034	$(559,955)	$353,149	$(2,799,706)	$833,602

Common stock subscribed at $0.84 per share	-	-	300,000	300	251,700	(252,000)	-	-	-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	435,284	-	-	435,284

Other comprehensive loss	-	-	-	-	-	-	(134,495)	-	(134,495)

Net loss	-	-	-	-	-	-	-	(1,131,781)	(1,131,781)

BALANCE - December 31, 2005	-	$-	22,379,350	$22,380	$4,069,734	$(376,671)	$218,654	$(3,931,487)	$2,610

Common stock subscribed at $0.60 per share	-	$-	1,500,000	$1,500	$898,500	$(900,000)	$-	$-	$-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	414,590	-	-	414,590

Other comprehensive income	-	-	-	-	-	-	61,737	-	61,737

Net loss			-	-	-	-	-	(649,868)	(649,868)

BALANCE - December 31, 2006	-	$-	23,879,350	$23,880	$4,968,234	$(862,081)	$280,391	$(4,581,355)	$(170,931)

Cash received for common stock subscribed at $0.60 per share	-	-	-	-	-	862,081	-	-	862,081

Other comprehensive income	-	-	-	-	-	-	89,987	-	89,987

Net loss	-	-	-	-	-	-	-	(445,169)	(445,169)

BALANCE - December 31, 2007	-	$-	23,879,350	$23,880	$4,968,234	$-	$370,378	$(5,026,524)	$335,968

Preferred stock subscribed at $6.00 per share	600,000	600	-	-	3,599,400	(3,600,000)	-	-	-

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	1,354,611	-	-	1,354,611

Other comprehensive loss	-	-	-	-	-	-	(91,098)	-	(91,098)

Net loss	-	-	-	-	-	-	-	(889,882)	(889,882)

BALANCE - December 31, 2008	600,000	$600	23,879,350	$23,880	$8,567,634	$(2,245,389)	$279,280	$(5,916,406)	$709,599

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	514,083	-	-	514,083

Preferred stock dividend	30,000	30						(30)	-

Other comprehensive income	-	-	-	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	-	-	-	(857,784)	(857,784)

BALANCE - December 31, 2009	630,000	$630	23,879,350	$23,880	$8,567,634	$(1,731,306)	$316,528	$(6,774,220)	$403,146

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	746,906	-	-	746,906

Preferred stock dividend	31,500	32	-	-	-	-	-	(32)	-

Other comprehensive loss	-	-	-	-	-	-	(146,848)	-	(146,848)

Net loss	-	-	-	-	-	-	-	(510,114)	(510,114)

BALANCE - December 31, 2010	661,500	$662	23,879,350	$23,880	$8,567,634	$(984,400)	$169,680	$(7,284,366)	$493,090

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2010

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(510,114)	$(857,784)	$(7,284,304)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	48,145	56,523	439,346
Bad debt expense	-	60,408	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction (gains) losses	(105,992)	14,160	91,570
Changes in operating assets and liabilities:
Research supplies	43,817	(452,808)	(539,683)
Prepaid expenses and other current assets	(8,463)	63,497	(135,185)
Accounts payable and accrued liabilities	(74,529)	60,429	77,895
Deferred fees	(108,397)	-	11,944
Accrued licensing fees	-	-	660,713

NET CASH USED IN OPERATING ACTIVITIES	(715,533)	(1,055,575)	(6,612,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,259)	(20,308)	(634,873)
Cash of reorganized entity	-	-	27,638

NET CASH USED IN INVESTING ACTIVITIES	(1,259)	(20,308)	(607,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance
of preferred stock to related party	746,906	514,083	5,806,575

NET CASH PROVIDED BY FINANCING ACTIVITIES	746,906	514,083	7,599,185

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(20,706)	13,476	319,362

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,408	(548,324)	698,534
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	689,126	1,237,450	-

CASH AND CASH EQUIVALENTS--END OF PERIOD	$698,534	$689,126	$698,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend	$32	$30	$62

Common stock issued for subscriptions receivable	$-	$-	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$-	$-	$8,509

Unpaid balance of note receivable for issuance of preferred stock	$-	$-	$2,245,389

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post-reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc. Effective December 31, 2004, PMI merged into Proteo, Inc. PBAG and Proteo, Inc. are hereinafter collectively referred to as the "Company."

The Company intends to develop, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of post-surgery damage to tissue, complications resulting from organ transplantation, pulmonary hypertension, serious injuries caused by accidents, cardiac infarction, as well as other diseases.

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
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE AND GOING CONCERN MATTERS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $7,347,000. There is no assurance of any future revenues. At December 31, 2010, the Company has working capital of approximately $1,001,000, stockholders' equity of approximately $493,000, and an accumulated deficit of approximately $7.3 million.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

Management has taken action to address these matters. They include:

—	Retention of experienced management personnel with particular skills in the development of such products.

—	Attainment of technology to develop biotech products.

—	Raising additional funds through the sale of debt and/or equity securities.

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

Management plans to generate revenues from product sales, but there are no purchase commitments for any of the proposed products. Additionally, the Company may generate revenues from out-licensing activities.  There can be no assurance that further out-licensing may be achieved and may generate significant profit. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or sales of equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

OTHER RISKS AND UNCERTAINTIES

The Company's line of future pharmaceutical products being developed by its German subsidiary are considered drugs or biologics, and as such, are governed by the Federal Food and Drug and Cosmetics Act in the United States and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development in Germany will be subject to more stringent regulatory requirements because they are recombinant proteins for use in humans. The Company has no experience in obtaining regulatory approvals for these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION (continued)

The net loss amounts the Company has previously reported are now presented as "Net loss attributable to Proteo, Inc." and, as required by the Codification, earnings per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest - previously classified as minority interest outside of stockholders' equity. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

STARTUP ACTIVITIES

The Other Expenses Topic (Start-Up Costs Sub-topic) of the ASC requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs. This standard has not materially impacted the Company's financial position or results of operations.

GRANTS

At times the Company has received grants from the German government which were used to fund research and development activities and the acquisition of equipment. Grant receipts for the reimbursement of research and development expenses were offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property were recorded as a reduction of such property's historical cost.

The Company has not received any grant funds for the years ended December 31, 2010 and 2009, nor has it applied for any additional grants during such periods.

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
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2010 and 2009 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2010 and 2009 and for the period from November 22, 2000 (Inception) through December 31, 2010.

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amount approximated $170,000 and $317,000 at December 31, 2010 and 2009, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2010 and 2009, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately $106,000 and $(14,000) for the years ended December 31, 2010 and 2009, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of deposits with banks and short-term certificates of deposit.

RESEARCH SUPPLIES

Research supplies is stated at cost, and is entirely comprised of research supplies and materials that are expensed as consumed.

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2010 and 2009. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in long-lived asset impairment charges in the future.

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
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received are reported as a reduction of research and development costs.

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

As of December 31, 2010 and 2009, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various states. The Company's 2005 through 2010 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2005.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2010, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2010 or 2009.

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
DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The adoption of this update had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statements on Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140, which eliminates the concept of qualified special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. This standard modifies certain guidance contained in FASB ASC 860 and is adopted into the Codification through the issuance of ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. In order to determine whether a transfer is accounted for as a sale, the transferor must assess whether it and all of its consolidated entities have surrendered control of the financial assets. The standard also requires financial assets and liabilities retained from a transfer accounted for as a sale to be initially recognized at fair value. This standard is effective for fiscal years and interim periods beginning after November 15, 2009, with adoption applied prospectively for transfers that occur on or after the effective date.   The adoption of this standard had no impact on the Company’s consolidated financial statements.

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
DECEMBER 31, 2010 AND 2009

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

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this ASU is not expected to result in a material impact to the Company’s future consolidated financial statements.

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements that are expected to have a material impact on the Company's future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2010	2009
Technical and laboratory equipment	$410,245	$442,319
Plant	195,859	211,819
Leasehold improvements	4,928	5,329
Office equipment	27,671	29,925
	638,703	689,392
Less accumulated depreciation and amortization	(470,535)	(456,923)
Total	$168,168	$232,469

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $48,000 and $57,000 for the years ended December 31, 2010 and 2009, respectively.

During the two years ended December 31, 2010, there were no long-lived assets that were considered to be impaired.

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
DECEMBER 31, 2010 AND 2009

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

Additionally, the Company entered into a common stock purchase agreement with FID-Esprit to sell up to 1,000,000 shares of the Company's restricted common stock. Under the agreement, the Company agreed to sell its common stock at a price per share equal to 40% of the average ask price for the 20 trading days previous to the date of subscription, as quoted on a public market. However, the price per share will be no less than $0.40. During the years ended December 31, 2004 and 2003, the Company issued 412,249 and 66,667 shares, respectively, at $0.40 and $0.60 per share, respectively, for cash. Such agreement was not renewed after it expired on December 31, 2004.

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
DECEMBER 31, 2010 AND 2009

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

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FID-Esprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), which matured on March 31, 2009. During the year ended December 31, 2009, the Company received payments approximating $514,000 (including payments received under the Forbearance Agreement, as described below), in connection with the Stock Purchase Agreement. The unpaid principal balance of the Series A Preferred Stock note receivable as of December 31, 2009, which represents a technical default under the Note, approximated $1,731,000. The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement (approximately $5,000 of which was applied to the late charge), and therefore the Investor was technically in default. The Company has not chosen to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement as of the filing of this Form 10-K.  The receivable for late fees was fully reserved at December 31, 2010 and 2009.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.  During the year ended December 31, 2010, the Company received payments approximating $747,000, in connection with this agreement.  The note receivable approximated $984,000 at December 31, 2010.

Effective June 30, 2010 and 2009, the Company declared a stock dividend of 31,500 shares and 30,000 shares, respectively, of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

4. NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0, which has been reported as net loss attributable to noncontrolling interest in the accompanying consolidated financial statements.

5. INCOME TAXES

There is no material income tax expense recorded for the years ended December 31, 2010 or 2009 due to the Company's net losses.

Income tax expense for the years ended December 31, 2010 and 2009 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2010	2009

Income tax benefit at U.S. federal statutory rates	$(173,000)	$(286,000)
Change in valuation allowance	173,000	286,000
State and local income taxes, net of federal income tax effect	800	800

	$800	$800

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

5. INCOME TAXES (continued)

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $1,924,000 and $1,879,000 at December 31, 2010 and 2009, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.

As of December 31, 2010, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,383,000 and $4,791,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009 or 2010. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2010 and 2009, the Company has accrued approximately $795,000 and $860,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $119,000 and $86,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2010.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company had deferred certain amounts received until the expiration of a refund period in October 2010.  Accordingly, approximately $108,000 is included as other income for 2010 in the accompanying consolidated statements of operations. The Company may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany, expiring at dates through December 2011. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense for all facilities for the years ended December 31, 2010 and 2009 approximated $35,000, and $35,000, respectively. Future minimum rental payments under non-cancelable operating leases approximate $34,000 for the year ending December 31, 2011.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

6. COMMITMENTS AND CONTINGENCIES (continued)

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2010 and 2009:

	2010	2009
Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(510,114)	$(857,784)
Preferred stock dividend	(32)	(30)
Net loss attributable to common stockholders	(510,146)	(857,814)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.02)	$(0.04)