Form 10-Q
period 2011-03-31
PROTEO INC
filed 2011-05-13
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 9, 2011

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through March 31, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through March 31, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART II - FINANCIAL INFORMATION
PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.   FINANCIAL STATEMENTS

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$688,089	$698,534
Research supplies	525,314	494,349
Prepaid expenses and other current assets	55,853	33,643
	1,269,256	1,226,526

PROPERTY AND EQUIPMENT, NET	167,519	168,168
	$1,436,775	$1,394,694

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$152,382	$106,424
Accrued licensing fees	126,891	119,277
	279,273	225,701

LONG TERM LIABILITIES
Accrued licensing fees	719,049	675,903
	719,049	675,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 661,500 shares issued and outstanding	662	662
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(902,390)	(984,400)
Accumulated other comprehensive income	289,401	169,680
Deficit accumulated during development stage	(7,540,734)	(7,284,366)
Total Proteo, Inc. Stockholders' Equity	438,453	493,090
Noncontrolling Interest	-	-
Total Stockholders' Equity	438,453	493,090
Total Liabilities and Stockholders' Equity	$1,436,775	$1,394,694

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2011

	THREE MONTHS ENDED MARCH 31,		NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31,
	2011	2010	2011
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-

EXPENSES
General and administrative	77,560	54,781	4,818,355
Research and development	96,860	115,783	3,145,751
	174,420	170,564	7,964,106
INTEREST AND OTHER INCOME (EXPENSE), NET	(81,948)	55,289	360,430
NET LOSS	(256,368)	(115,275)	(7,603,676)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(256,368)	(115,275)	(7,540,672)

PREFERRED STOCK DIVIDEND	-	-	(62)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(256,368)	$(115,275)	$(7,540,734)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(256,368)	$(115,275)	$(7,540,672)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	119,721	(111,169)	289,401
COMPREHENSIVE LOSS	$(136,647)	$(226,444)	$(7,251,271)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2011

	THREE MONTHS ENDED MARCH 31,		NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(256,368)	$(115,275)	$(7,540,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,877	12,928	451,223
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction losses (gains)	85,491	(52,680)	177,061
Changes in operating assets and liabilities:
Research supplies	573	12,737	(539,110)
Prepaid expenses and other current assets	(22,649)	24,240	(157,834)
Accounts payable and accrued liabilities	44,665	(87,496)	122,560
Deferred fees	-	-	11,944
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(136,411)	(205,546)	(6,749,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(843)	-	(635,716)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(843)	0	(608,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	82,010	36,199	5,888,585
NET CASH PROVIDED BY FINANCING ACTIVITIES	82,010	36,199	7,681,195
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	44,799	(71,213)	364,161
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,445)	(240,560)	688,089
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	698,534	689,126	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$688,089	$448,566	$688,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend	$-	$-	$62

Common stock issued for subscriptions receivable	$-	$-	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$-	$-	$8,509

Unpaid balance of note receivable for issuance of preferred stock	$-	$-	$2,245,389

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2011, for the three-month periods ended March 31, 2011 and 2010, and for the period from November 22, 2000 (Inception) through March 31, 2011 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 15, 2011.

NATURE OF BUSINESS

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company intends to seek the various governmental regulatory approvals for the marketing of Elafin. Management believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company intends to generate revenue by out-licensing and marketing activities. There are no assurances, however, that the Company will be able to develop such products, or if produced, that they will be accepted in the marketplace.

From time to time, the Company enters into collaborative arrangements for the research and development (R&D), manufacture and/or commercialization of products and product candidates.  These collaborations may provide for non-refundable, upfront license fees, R&D and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing.  The Company's collaboration agreements with third parties are generally performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Proteo, Inc.'s common stock is currently quoted on the OTC QB under the symbol "PTEO".

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000, and has not generated any significant revenues from operations. Management plans to generate revenues from out-licensing and product sales, but there is no commitment by any persons for license of the company’s proprietary intellectual property or the purchase of any of the proposed products and there is no assurance of any future revenue. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approvals and for the commercialization of its product. There can be no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS (continued)

Management has taken action to address these matters, which include:

●	Retention of experienced management personnel with particular skills in the development of such products;

●	Attainment of technology to develop biotech products; and

●	Raising additional funds through the sale of debt and/or equity securities.

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
March 31, 2011 (UNAUDITED)

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

RESEARCH SUPPLIES

The Company capitalizes the cost of supplies used in its research and development activities.  Such costs are expensed as used to research and development expenses in the accompanying condensed consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2011 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2011 and 2010 and for the period from November 22, 2000 (Inception) through March 31, 2011, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-17. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The adoption of this Update on January 2, 2011 had no material impact.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2010, Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

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

The Company entered into a Preferred Stock Purchase Agreement, as amended, for preferred shares sold in 2008.  During the three-month period ended March 31, 2011, the Company received payments approximating $82,000, in connection with this agreement.  The note receivable approximated $902,000 at March 31, 2011.

There were no issuances of common stock during the three-month periods ended March 31, 2011 and 2010, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2011 and 2010. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $289,000 at March 31, 2011 and $170,000 at December 31, 2010.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the three-month periods ended March 31, 2011 and 2010, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction (losses) gains of approximately $(85,000) and $53,000 for the three-month periods ended March 31, 2011 and 2010, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009, 2010 or the three-months ended March 31, 2011.  While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. At March 31, 2011, the Company has accrued approximately $846,000.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of March 31, 2011.

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

There is no material income tax expense recorded for the periods ended March 31, 2011 and 2010, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of March 31, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,076,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $483,000 and $1,309,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $285,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (UNAUDITED)

8.   INCOME TAXES (continued)

The Company has federal and foreign net operating loss carry forwards approximating $1,420,000 and $5,235,000, respectively at March 31, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of March 31, 2011, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Proteo has presented the current status of the clinical development on the Biochemical Society Meeting - Structure and function of Whey Acidic protein 4-disulphide core proteins – in Cambridge on April 2011.

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

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to conduct a Phase II clinical trial to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations. The trial will be headed by Dr. Peter Henriksen a leading expert in interventional cardiology at the Edinburgh Heart Centre. The study will be funded by the Medical Research Council (MRC) and Chest Heart and Stroke Scotland (CHSS) with 500,000 GBP. In February 2011 this clinical trial application with 80 patients has received approval by the responsible Ethics Committee of NHS Scotland and was submitted to the MHRA, the British FDA equivalent, at the end of March 2011.

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2011 approximated $174,000, an increase of approximately $4,000 over the respective period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month period increased $23,000, and research and development expenses decreased $19,000 over the same period.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month period ended March 31, 2011 approximated ($82,000), compared to $55,000 for the respective period in 2010, a net change of approximately ($137,000).  The decrease is driven primarily by foreign currency transaction losses in 2011 caused by the weakening of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2011 and 2010, due to the Company's net losses. As of March 31, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,076,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $483,000 and $1,309,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $285,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,420,000 and $5,235,000, respectively at March 31, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $120,000 and $(111,000) in foreign currency translation adjustments during the three-month periods ended March 31, 2011 and 2010, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $1,829,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of March 31, 2011, had a principal balance of approximately $902,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

The Company has cash approximating $688,000 as of March 31, 2011 to support current and future operations. This is a decrease of $10,000 over the December 31, 2010 cash balance of approximately $698,000.

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

GOING CONCERN

The Company's independent registered public accounting firm stated in their Auditors’ Report included in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 15, 2011, that the Company will require a significant amount of additional capital to advance the Company's products to the point where they may become commercially viable and has incurred significant losses since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

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

PROTEO, INC.

Dated: May 12, 2011	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)