Form 10-Q
period 2011-06-30
PROTEO INC
filed 2011-08-03
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at July 29, 2011

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through June 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	[Removed and Reserved]	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS.

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$689,812	$698,534
Research supplies	535,591	494,349
Prepaid expenses and other current assets	33,657	33,643
	1,259,060	1,226,526

PROPERTY AND EQUIPMENT, NET	161,095	168,168
	$1,420,155	$1,394,694

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$142,633	$106,424
Accrued licensing fees	129,519	119,277
	272,152	225,701

LONG TERM LIABILITIES
Accrued licensing fees	733,941	675,903
	733,941	675,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares and 661,500 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	695	662
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(748,828)	(984,400)
Accumulated other comprehensive income	330,387	169,680
Deficit accumulated during development stage	(7,759,706)	(7,284,366)
Total Proteo, Inc. Stockholders' Equity	414,062	493,090
Nonconrolling Interest	-	-
Total Stockholders' Equity	414,062	493,090
Total Liabilities and Stockholders' Equity	$1,420,155	$1,394,694

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2011

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30,
	2011	2010	2011	2010	2011
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	80,018	115,412	157,578	170,193	4,898,373
Research and development	110,229	122,584	207,089	238,367	3,255,980
	190,247	237,996	364,667	408,560	8,154,353
INTEREST AND OTHER INCOME (EXPENSE), NET	(28,692)	158,473	(110,640)	213,762	331,738

NET LOSS	(218,939)	(79,523)	(475,307)	(194,798)	(7,822,615)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(218,939)	(79,523)	(475,307)	(194,798)	(7,759,611)

PREFERRED STOCK DIVIDEND	(33)	(32)	(33)	(32)	(95)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(218,972)	$(79,555)	$(475,340)	$(194,830)	$(7,759,706)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(218,939)	$(79,523)	$(475,307)	$(194,798)	$(7,759,611)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	40,986	(141,019)	160,707	(252,188)	330,387

COMPREHENSIVE LOSS	$(177,953)	$(220,542)	$(314,600)	$(446,986)	$(7,429,224)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2011

	SIX MONTHS ENDED JUNE 30,		NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(475,307)	$(194,798)	$(7,759,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,836	24,771	461,182
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction losses (gains)	115,589	(207,478)	207,159
Changes in operating assets and liabilities:
Research supplies	1,176	15,010	(538,507)
Prepaid expenses and other current assets	35,218	29,573	(99,967)
Accounts payable and accrued liabilities	31,082	(76,079)	108,977
Deferred fees	-	-	11,944
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(270,406)	(409,001)	(6,883,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(866)	-	(635,739)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(866)	-	(608,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	235,572	136,063	6,042,147
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,572	136,063	7,834,757

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	26,978	(80,384)	346,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,722)	(353,322)	689,812
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	698,534	689,126	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$689,812	$335,804	$689,812

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2011, for the three-month and six-month periods ended June 30, 2011 and 2010, and for the period from November 22, 2000 (Inception) through June 30, 2011 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 15, 2011.

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
June 30, 2011 (UNAUDITED)

DEVELOPMENT STAGE AND GOING CONCERN CONSIDERATIONS (continued)

Management has taken action to address these matters, which include:

●	Retention of experienced management personnel with particular skills in the development of such products;

●	Attainment of technology to develop biotech products; and

●	Raising additional funds through the sale of debt and/or equity securities.

In the absence of significant sales and profits, the Company will be required to raise additional funds to meet its future working capital requirements through the additional sales of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern.  Based on current cash on hand, anticipated collections of the notes receivable for preferred stock and estimates of future operating expenditures (which are largely based on historical averages), managment believes that the Company has sufficient cash to cover its operations for the next 18 to 24 months. There is no assurance that actual operating expenses or anticipated collections of the notes receivable will match management's estimates. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
June 30, 2011 (UNAUDITED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2011 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2011 and 2010 and for the period from November 22, 2000 (Inception) through June 30, 2011, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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
June 30, 2011 (UNAUDITED)

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

The Board of Directors has designated 750,000 preferred shares as non-voting Series A Preferred Stock. As more fully described in the Company’s Form 8-K filed with the SEC on June 11, 2008, holders of Series A Preferred Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Preferred Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Preferred Stock for each twenty shares of Series A Preferred Stock owned by each holder of Series A Preferred Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011.  The Company issued 33,090 preferred shares and 31,500 preferred shares during the six-month periods ended June 30, 2011 and 2010, respectively, in connection the annual stock dividend.

The Company entered into a Preferred Stock Purchase Agreement, as amended, for preferred shares sold in 2008.  During the six-month period ended June 30, 2011, the Company received payments approximating $236,000, in connection with this agreement.  The note receivable approximated $749,000 at June 30, 2011.

There were no issuances of common stock during the six-month periods ended June 30, 2011 and 2010, nor have any stock options been granted from inception to date.

3.  LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2011 and 2010. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

4.  FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $330,000 at June 30, 2011 and $170,000 at December 31, 2010.

5.  FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the six-month periods ended June 30, 2011 and 2010, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction (losses) gains of approximately $(116,000) and $207,000 for the six-month periods ended June 30, 2011 and 2010, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment are located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

7.  DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009, 2010 or the six-months ended June 30, 2011, thereby resulting in a technical breach of the Amendment. With respect to the payments due for 2009 and 2010, Dr. Wiedow has waived such breaches by deferring to December 31, 2011 the two installments payable by the Company in the aggregate amount of 60,000 Euros which have been due on December 31, 2009 and 2010. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. At June 30, 2011, the Company has accrued approximately $863,000 due in accordance with this agreement.

Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach.  In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin.  After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of June 30, 2011.

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

There is no material income tax expense recorded for the periods ended June 30, 2011 and 2010, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of June 30, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,165,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $496,000 and $1,373,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $295,000.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 (UNAUDITED)

8.  INCOME TAXES (continued)

The Company has federal and foreign net operating loss carry forwards approximating $1,459,000 and $5,493,000, respectively at June 30, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of June 30, 2011, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Treatment of Esophagus Carcinoma

A double-blind, randomized, placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course, which began in November 2008, was conducted in patients undergoing esophagectomy for esophagus carcinoma.  In summer 2009 it became apparent that the clinical trial center could not recruit sufficient numbers of patients to meet the planning. Thus, the Company extended the monocentric trial to a multicentric trial involving two additional trial centers. We announced the favorable influence of Elafin treatment on the postoperative recovery in February 2011. In January 2010 Orphan Drug Designation was awarded to the Company by the European Commission for the use of Elafin in the treatment of esophagus carcinoma. The Company has received protocol assistance for further clinical development by the European Medicines Agency (EMA).

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, it is intended to conduct a Phase II clinical trial to investigate the effect of Elafin on the damage and inflammation of cardiac muscle after coronary bypass operations. The trial will be headed by Dr. Peter Henriksen a leading expert in interventional cardiology at the Edinburgh Heart Centre. The study will be funded by the Medical Research Council (MRC) and Chest Heart and Stroke Scotland (CHSS) with 500,000 GBP. This clinical trial application with 80 patients has received a positive vote by the responsible Ethics Committee of NHS Scotland and approval by the MHRA, the British FDA equivalent, in the first half of 2011. It is planned to commence patient recruitment in the third quarter of 2011.

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

PRECLINICAL RESEARCH

Pulmonary arterial Hypertension

Since 2008, the Company has cooperated with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilation induced injury. The group presented new preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project.

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

Life-threatening Infections

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2011 approximated $190,000 and $365,000, respectively, a decrease of approximately $48,000 and $44,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and six-month periods decreased $35,000 and $13,000, respectively, and research and development expenses decreased $13,000 and $31,000 over the same periods, accounting for the decrease in operating expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and six-month periods ended June 30, 2011 approximated ($29,000) and ($111,000), respectively, compared to $158,000 and $214,000 for the respective periods in 2010, a net change of approximately ($187,000) and ($324,000), respectively.  The decrease is driven primarily by foreign currency transaction losses in 2011 on the license accrual and certain other payables denominated in a foreign currency caused by the weakening of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2011 and 2010, due to the Company's net losses. As of June 30, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,165,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $496,000 and $1,373,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $295,000

The Company has federal and foreign net operating loss carry forwards approximating $1,459,000 and $5,493,000, respectively, at June 30, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $161,000 and $(252,000) in foreign currency translation adjustments during the six-month periods ended June 30, 2011 and 2010, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods. The value of the Euro compared to the U.S. Dollar increased 8.6% from December 31, 2010 to June 30, 2011, driving balance sheet increases to both research supplies and accrued licensing fees.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $2,851,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of June 30, 2011, had a principal balance of approximately $749,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

Proteo is a holding company that owns 100% of Proteo, AG,, its operating subsidiary in Germany (the “Subsidiary”).  To date the Subsidiary has not had any earnings, and it does not expect to have any earnings for several years pending the approval of its first product candidate.  In this regard, there were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

The Company has cash approximating $690,000 as of June 30, 2011 to support current and future operations. This is a decrease of $9,000 over the December 31, 2010 cash balance of approximately $699,000.  Such cash is held by the Subsidiary in Germany.  The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations.

Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand ($690,000 at June 30, 2011) and anticipated collection on its note receivable (approximately $750,000 in total), management believes the Company has sufficient cash on hand to cover its operations for the next 18 to 24 months. As for periods beyond the next 18 to 24 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

●	the uncertainty of future clinical trial results;
●	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
●	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;
●
the uncertainty of the rate at which patients are enrolled into any current or future study.  Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

●	the uncertainty of terms related to potential future partnering or licensing arrangements;
●	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
●	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond December 2012.

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not required for SRCs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits:

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated as of August 1, 2007, with Proteo Biotech AG

10.14	Summary of Ms. Birge Bargmann’s Employment Agreement dated as of May 27, 2011, with Proteo Biotech AG

10.15	License Agreement dated as of December 30, 2000, by and between Proteo, Inc. and Dr. med Oliver Wiedow, MD.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Docuement
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: August 3, 2011	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)