Form 10-Q
period 2011-09-30
PROTEO INC
filed 2011-11-03
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "an accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at October 31, 2011

PROTEO, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010, and for the Period From November 22, 2000 (Inception) Through September 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	[Removed and Reserved]	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		21

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$523,818	$698,534
Research supplies	419,957	494,349
Prepaid expenses and other current assets	28,809	33,643
	972,584	1,226,526

PROPERTY AND EQUIPMENT, NET	140,833	168,168
	$1,113,417	$1,394,694

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$89,759	$106,424
Accrued licensing fees	129,519	119,277
	219,278	225,701

LONG TERM LIABILITIES
Accrued licensing fees	686,361	675,903
	686,361	675,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares and 661,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	695	662
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(659,970)	(984,400)
Accumulated other comprehensive income	233,274	169,680
Deficit accumulated during development stage	(7,957,735)	(7,284,366)
Total Proteo, Inc. Stockholders' Equity	207,778	493,090
Noncontrolling Interest	-	-
Total Stockholders' Equity	207,778	493,090
Total Liabilities and Stockholders' Equity	$1,113,417	$1,394,694

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2011

					NOVEMBER 22,
					2000
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION) THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010	2011
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	71,408	100,980	228,986	271,173	4,969,781
Research and development	206,453	70,588	413,542	308,955	3,462,433
	277,861	171,568	642,528	580,128	8,432,214
INTEREST AND OTHER INCOME (EXPENSE), NET	79,832	(136,030)	(30,808)	77,732	411,570

NET LOSS	(198,029)	(307,598)	(673,336)	(502,396)	(8,020,644)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(198,029)	(307,598)	(673,336)	(502,396)	(7,957,640)

PREFERRED STOCK DIVIDEND	-	-	(33)	(32)	(95)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(198,029)	$(307,598)	$(673,369)	$(502,428)	$(7,957,735)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(198,029)	$(307,598)	$(673,336)	$(502,396)	$(7,957,640)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(97,113)	149,965	63,594	(102,223)	233,274
COMPREHENSIVE LOSS	$(295,142)	$(157,633)	$(609,742)	$(604,619)	$(7,724,366)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			NOVEMBER 22,
			2000
	NINE MONTHS ENDED		(INCEPTION) THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(673,336)	$(502,396)	$(7,957,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,906	36,281	476,252
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction losses (gains)	36,705	(70,722)	128,275
Changes in operating assets and liabilities:
Research supplies	90,302	17,800	(449,381)
Prepaid expenses and other current assets	39,448	24,642	(95,737)
Accounts payable and accrued liabilities	(16,942)	(63,711)	60,953
Deferred fees	-	-	11,944
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(486,917)	(558,106)	(7,099,695)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,091)	(1,246)	(638,964)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(4,091)	(1,246)	(611,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	324,430	252,829	6,131,005
NET CASH PROVIDED BY FINANCING ACTIVITIES	324,430	252,829	7,923,615
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,138)	(42,345)	311,224
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,716)	(348,868)	523,818
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	698,534	689,126	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$523,818	$340,258	$523,818

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2011, for the three-month and nine-month periods ended September 30, 2011 and 2010, and for the period from November 22, 2000 (Inception) through September 30, 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 15, 2011.

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
September 30, 2011 (UNAUDITED)

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

These circumstances, among others, raise concerns about the Company's ability to continue as a going concern.  Based on current cash on hand, anticipated collections of the notes receivable for preferred stock and estimates of future operating expenditures (which are largely based on historical averages), management believes that the Company has sufficient cash to cover its operations for the next 18 to 21 months. There is no assurance that actual operating expenses or anticipated collections of the notes receivable will match management's estimates. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a German private commercial bank. The Company's bank accounts at this financial institution are presently protected by the voluntary "Deposit Protection Fund of The German Private Commercial Banks." The Company has not experienced any losses in these accounts.

Proteo, Inc.'s operations, including research and development activities and most of its assets, are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

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
September 30, 2011 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION (continued)

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

The net loss amounts the Company has previously reported are presented as "Net loss attributable to Proteo, Inc" and, as required by the Codification, loss per share continues to reflect amounts attributable only to the Company. Similarly, in the presentation of stockholders' equity, the Company distinguishes between equity amounts attributable to the Company's stockholders and amounts attributable to the noncontrolling interest. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. Except for presentation, the implementation of this guidance did not have a material effect on the Company's condensed consolidated financial statements because a substantive contractual arrangement specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

RESEARCH SUPPLIES

The Company capitalizes the cost of supplies used in its research and development activities.  Such costs are expensed as used to research and development expenses in the accompanying condensed consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at September 30, 2011 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2011 and 2010 and for the period from November 22, 2000 (Inception) through September 30, 2011, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-17. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The adoption of this Update on January 2, 2011 had no material impact to the Company’s consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (UNAUDITED)

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

The Board of Directors has designated 750,000 preferred shares as non-voting Series A Preferred Stock. As more fully described in the Company’s Form 8-K filed with the SEC on June 11, 2008, holders of Series A Preferred Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Preferred Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Preferred Stock for each twenty shares of Series A Preferred Stock owned by each holder of Series A Preferred Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011.  The Company issued 33,090 preferred shares and 31,500 preferred shares during the nine-month periods ended September 30, 2011 and 2010, respectively, in connection the annual stock dividend.

The Company entered into a Preferred Stock Purchase Agreement, as amended, for preferred shares sold in 2008.  During the nine-month period ended September 30, 2011, the Company received payments approximating $324,000, in connection with this agreement.  The note receivable approximated $660,000 at September 30, 2011.

There were no issuances of common stock during the nine-month periods ended September 30, 2011 and 2010, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2011 and 2010. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (UNAUDITED)

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity.  Accumulated other comprehensive income approximated $233,000 at September 30, 2011 and $170,000 at December 31, 2010.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company has made no payments under this licensing agreement during the nine-month periods ended September 30, 2011 and 2010, and, therefore, has not realized any significant foreign currency exchanges gains or losses during these periods.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction (losses) gains of approximately $(37,000) and $71,000 for the nine-month periods ended September 30, 2011 and 2010, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment are located in Germany.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. The payments of 30,000 Euros due on December 31, 2009 and 2010 were not made; however, in July 2011, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due date of each such payment until December 31, 2011. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

The Amendment also modified the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. At September 30, 2011, the Company has accrued approximately $816,000 due in accordance with this agreement.

Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach.  In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, insolvency, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin.  After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2011.

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

There is no material income tax expense recorded for the periods ended September 30, 2011 and 2010, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 (UNAUDITED)

8.   INCOME TAXES (continued)

As of September 30, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,132,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $507,000 and $1,357,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,491,000 and $5,426,000, respectively at September 30, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life.

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

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2011, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Proteo has presented the current status of the clinical development on the Biochemical Society Meeting - Structure and function of Whey Acidic protein 4-disulphide core proteins – in Cambridge on April 2011, published in Biochemical Society Transactions in October 2011.

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

Treatment of Esophagus Carcinoma

A double-blind, randomized, placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing esophagectomy for esophagus carcinoma. We announced the favorable influence of Elafin treatment on the postoperative recovery in February 2011. In January 2010 Orphan Drug Designation was awarded to the Company by the European Commission for the use of Elafin in the treatment of esophagus carcinoma. The Company has received protocol assistance for further clinical development by the European Medicines Agency (EMA).

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, the recruitment and treatment of patients into the EMPIRE-Study, which will investigate the efficacy of Elafin in preventing complications of coronary bypass surgery, was started in the third quarter of  2011. EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients. Up to date, approximately 10 percent of the patients were recruited.  The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The aim of the study is to investigate the efficacy and safety of intraoperatively administered Elafin in coronary bypass surgery. Inflammation of cardiac muscle and the resulting muscle injury after a bypass operation remain a frequent and unresolved problem. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

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

PRECLINICAL RESEARCH

Pulmonary arterial Hypertension and Lung Diseases

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

In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, MD, has been awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of elafin’s ability to treat three distinct lung problems. The Stanford team will test whether, elafin prevents such lung damage or promotes healing of damaged tissue in three lung diseases. The grant will fund one project for each disease, all three of which are notoriously difficult to treat. Rabinovitch will lead Project 1 on pulmonary hypertension, or elevated blood pressure in the arteries that supply blood to the lungs, which kills more than 60 percent of patients within five years of diagnosis. Project 2 will focus on ventilator-induced injury of the immature lung, which causes lasting lung damage in premature babies. This project will be led by Richard Bland, MD, professor of neonatology. Project 3, which is to be led by Mark Nicolls, MD, associate professor of pulmonary and critical care medicine and chief of the Division of Pulmonary and Critical Care Medicine, examines chronic lung transplant rejection, which leads lung transplant recipients to have the worst survival statistics of all organ recipients.

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2011 approximated $278,000 and $643,000, respectively, an increase of approximately $106,000 and $62,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods decreased $30,000 and $42,000, respectively, and research and development expenses increased $136,000 and $105,000 over the same periods, accounting for the increase in operating expenses.  The increase in research and development expenses is primarily due to increased expenses for clinical research, due to the start of the EMPIRE trial, as previously discussed in the Form 10-Q.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and nine-month periods ended September 30, 2011 approximated $80,000 and ($31,000), respectively, compared to $(136,000) and $78,000 for the respective periods in 2010, a net change of approximately $216,000 and ($109,000), respectively.  The changes are driven primarily by foreign currency transaction gains and losses in 2011 on the license accrual and certain other payables denominated in a foreign currency caused by fluctuations of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2011 and 2010, due to the Company's net losses. As of September 30, 2011, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,132,000, relating primarily to federal and foreign net operating loss carry forwards of approximately $507,000 and $1,357,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $268,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,491,000 and $5,426,000, respectively at September 30, 2011, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $64,000 and $(102,000) in foreign currency translation adjustments during the nine-month periods ended September 30, 2011 and 2010, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods. The value of the Euro compared to the U.S. Dollar increased approximately 3% from December 31, 2010 to September 30, 2011, driving balance sheet increases to accrued licensing fees.  The value of the Euro decreased almost 6% between June 30, 2011 and September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have raised a total of (i) approximately $4,983,000 from the sale of 20,065,428 shares of our common stock, of which 6,585,487 shares, 300,000 shares and 1,500,000 shares have been sold at $0.40 per share, $0.84 per share and $0.60 per share, respectively, under stock subscription agreements in the amount of approximately $2,035,000, $252,000 and $900,000, respectively, and (ii) $2,940,000 from the sale of 600,000 shares of the Company's non-voting Series A Preferred Stock. The balance of the purchase price for the Series A Preferred Stock is evidenced by a promissory note which, as of September 30, 2011, had a principal balance of approximately $660,000. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

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

As of September 30, 2011, the Company had not made the required accrued licensing fee payments to Dr. Wiedow of 30,000 Euros on each of December 31, 2009 and December 31, 2010, pursuant to the terms of their License Agreement, as amended.  Dr. Wiedow has agreed in a binding writing to defer such payments until December 31, 2011.  See Note 7 to the consolidated financial statements include elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $524,000 as of September 30, 2011 to support current and future operations. This is a decrease of $175,000 over the December 31, 2010 cash balance of approximately $699,000.  Such cash is held by the Subsidiary in Germany in Euros.  The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations.

Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand ($524,000 at September 30, 2011) and anticipated collection on its note receivable (approximately $660,000 in total), management believes the Company has sufficient cash on hand to cover its operations for the next 18 to 21 months. As for periods beyond the next 18 to 21 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;
•
the uncertainty of the rate at which patients are enrolled into any current or future study.  Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond December 2012.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies have decreased from $494,000 at December 31, 2010 to $420,000 at September 30, 2011.  The decrease is primarily the result of supplies being consumed in connection with the clinical research and development activities, as discussed previously in Part 1, Item 2 of this Form 10-Q.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    OTHER INFORMATION.

                  None.

ITEM 6.    EXHIBITS.

Exhibit Index:

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Amendment to Articles of Incorporation, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.9
Certificate of Designation of Series A Preferred Stock dated June 5, 2008 (Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7
License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 ***

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10
Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 ***

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13
Summary of Ms. Birge Bargmann’s Employment Agreement dated August 1, 2007, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14
Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 ***

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 ***

10.17
Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 ***

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow***

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document***
101.SCH	XBRL Schema Document***
101.CAL	XBRL Calculation Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***
101.LAB	XBRL Label Linkbase Document***
101.PRE	XBRL Presentation Linkbase Document***

* This Exhibit is a management contract or a compensation plan or arrangement.
** Portions omitted pursuant to a request of confidentially filed separately with the Commission.
*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: November 3, 2011	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)