Form 10-K
period 2011-12-31
PROTEO INC
filed 2012-03-27
CIK 1063104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐      No    ☑

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2011, as reported on the OTCQB, was approximately $4,120,000.  (1)

Number of shares of Common Stock outstanding as of March 20, 2012:  23,879,350
_______
1) Excludes 12,744,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2011

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PROTEO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Such statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "may," "should, " "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," “hopes,” “project,” “will,” their opposites and similar expressions are used.

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

ii

PART I

ITEM 1 - BUSINESS

COMPANY OVERVIEW- HISTORY

Proteo, Inc. is a Nevada corporation formed on December 18, 1992. Proteo, Inc. has one wholly owned subsidiary, Proteo Biotech AG ("PBAG"), a German corporation (Proteo, Inc. and PBAG are hereinafter collectively referred to as "we", "our", the "Company" and "Proteo"). The Company's common stock is currently quoted on the OTCQB under the symbol "PTEO". Effective December 31, 2004, the Company's other wholly owned subsidiary, Proteo Marketing, Inc. ("PMI") was merged into the Company.

PMI was incorporated in the State of Nevada and began operations on November 22, 2000. In December 2000, PMI entered into a reorganization and stock exchange agreement with PBAG, and as a result, PBAG became a wholly owned subsidiary of PMI.

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post-reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstand ing common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a reverse merger between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc.

DESCRIPTION OF BUSINESS

The Company is a clinical stage drug development and intends to develop, promote and market pharmaceuticals and other biotech products. The Company's focus is on the development of anti-inflammatory treatments for rare diseases with significant unmet needs.

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

Several countries have passed laws or made provisions in order to make the development of drugs for rare diseases financially attractive to the pharmaceutical industry. Pharmaceutical companies developing new medicaments for the treatment of rare diseases (orphan drugs) receive assistance for their approval and marketing. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the United States (“US”) and about 230,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the US or European Union. This is associated with reduced fees to regulatory agencies and guarantees 7-year or 10-year marketing exclusivity in the US and European Union, respectively, on drug sales for the first company to obtain marketing approval of a particular drug in the respective regions.

In contrast to drug development for widespread diseases, orphan drug development costs can be significantly lower, typically 75% lower. Compared with other drugs, fewer requirements have to be met for the clinical trials, particularly those relating to the number of patients. The marketing expenses of orphan drugs are significantly lower, as treatment is generally conducted by a limited number of specialized doctors. The Company believes that it is favorable to target orphan drug indications in the field of post-surgery damage to tissue, organ transplantation, and pulmonary hypertension.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment.

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

For the development of its lead product Elafin Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (NIH) and the British Medical Research Council (MRC), support preclinical and clinical studies on Elafin with high volume grants.

Proteo currently focuses on the clinical development of Elafin for treatment of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with Universities and our licensing partner Minapharm.

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

CLINICAL DEVELOPMENT

After developing a production procedure for Elafin, the Company has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, the Company has contracted an experienced Contract Manufacturing Organization in Europe to produce Elafin in accordance with GMP standards as required for clinical trials. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study. The drug candidate is currently being investigated in clinical trials for three diseases:

Treatment of Esophagus Cancer

Esophagus cancer mainly occurs in individuals over the age of 50. In Europe and the US, 80,700 patients contract this disease annually. Complete surgical removal of the tumor offers the best chance of a cure. This surgical procedure, which can last up to 6 hours, is one of the most invasive surgical interventions and is associated with delayed recovery of the patients. The postoperative inflammatory reaction seriously affects the lungs, resulting in the need for artificial ventilation and prolonged stays in intensive care units. Surgery for esophagus carcinoma is associated with frequent and severe postoperative complications. Pulmonary complications are most frequent, occurring in 30% – 40% of patients and these may progress to respiratory failure. Once established, respiratory failure is often resistant to current therapies and the mortality rate is about 40%, with most patients dying within the first 2 – 3 weeks. The most frequent causes of death are multiple organ failure, sepsis and hypoxemia. These complications are a major source of postoperative morbidity and mortality in patients undergoing surgery for esophagus carcinoma. The alleviation of these postoperative inflammatory complications would considerably improve the outcome of treatment for this disease.

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

We announced the favorable influence of Elafin treatment on the postoperative recovery in February 2011. The trial showed that intravenously administered Elafin has a very clear positive effect on the period of recovery: 63 percent of the Elafin treated patients required only one day of intensive care. All patients in the placebo group needed several days of postoperative intensive medical care. In January 2010 Orphan Drug Designation was awarded to the Company by the European Commission for the use of Elafin in the treatment of esophagus carcinoma. At years end 2010 the European Medicines Agency (“EMA”) gave scientific advice and protocol assistance to the Company for further clinical development in this indication. Protocol assistance is the special form of scientific advice available for companies developing medicines for 'orphan' or rare diseases. The future clinical development and prerequisites for marketing authorization are currently subject to discussions with the EMA.

Treatment of Coronary Bypass Patients

Coronary artery bypass surgery is a surgical procedure performed to relieve angina pectoris and reduce the risk of death from coronary artery disease. It is the most frequently performed operation in cardiovascular surgery, but is associated with a substantial risk of postoperative inflammatory complications. In Europe and the US about 1 bypass operation is performed on 1,200 inhabitants per year or about 673,000 annually. Coronary artery bypass surgery is associated with a substantial risk of myocardial infarction, pulmonary and renal failure as well as stroke. No specific treatment exists which suppresses myocardial reperfusion injury and systemic inflammation occurring after coronary artery bypass surgery. Inflammation of cardiac muscle and the resulting muscle injury after a bypass operation remain a frequent and unresolved problem. In the view of cardiovascular surgeons there is an urgent need for therapeutics that can be administered to prevent those postoperative inflammatory complication affecting heart, lungs and kidneys to improve the overall benefit of bypass surgery for the patients and to reduce the risk of deleterious outcomes.

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, the recruitment and treatment of patients into the EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study, which is investigating the efficacy of Elafin in preventing complications of coronary bypass surgery, was started in the third quarter of 2011. EMPIRE is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients. Currently, approximately 35 percent of the patients have been treated. The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The aim of the study is to investigate the efficacy and safety of intraoperatively administered Elafin in coronary bypass surgery. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

Treatment of Kidney Transplantation

Kidney transplantation is the only long-term treatment option for end stage renal disease and is recognized to be one of the most successful organ transplants. Within the European Union and the US, approximately 31,800 kidney transplantations are performed per year. In spite of improvements in surgical techniques, postoperative patient care, immune suppression and HLA-matching, the failure of organ grafts due to immune rejection and premature degeneration still represents one the major obstacles in transplantation medicine. Chronic allograft nephropathy (CAN) is the most common cause of renal graft failure, results in degeneration of the kidney parenchymal and vascular tissue and leads to a progressive decline in allograft function. Ischemia-reperfusion injury following kidney transplantation has been identified as a significant cause of CAN. Graft ischemia occurs during organ removal, flushing, transportation and transplantation and leads to limited tissue damage. On revascularization or reperfusion, leukocytes infiltrate the tissue and initiate an inflammatory response, which results in a considerable exacerbation of the ischemic cellular degeneration. This damage to transplanted organs is a major factor influencing the appearance of subsequent T-cell-mediated acute rejection episodes, both early after transplantation and during later chronic rejection. Consequently, suppressing ischemia reperfusion injury is a potentially effective approach to increasing organ viability after surgery and improving the long-term survival of organ grafts.

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

In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, MD, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one project for each disease, all three of which are notoriously difficult to treat. Rabinovitch will lead Project 1 on pulmonary hypertension - or elevated blood pressure in the arteries that supply blood to the lungs - which kills more than 60 percent of patients within five years of diagnosis. Project 2 will focus on ventilator-induced injury of the immature lung, which causes lasting lung damage in premature babies. This project will be led by Richard Bland, MD, professor of neonatology. Project 3, which is to be led by Mark Nicolls, MD, associate professor of pulmonary and critical care medicine and chief of the Division of Pulmonary and Critical Care Medicine, examines chronic lung transplant rejection, which leads lung transplant recipients to have the worst survival statistics of all organ recipients.

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package.

Life-threatening Infections

In June 2010 the Company has signed a cooperative research and development agreement with the US Army Medical Research Institute of Infectious Diseases (“USAMRIID”). This agreement allows USAMRIID to use Proteo's Elafin and related scientific data in order to plan and conduct preclinical research on the development of new therapeutic strategies to combat life-threatening infectious diseases, in an investigation into the use of Elafin as a co-therapy with antibiotics.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The Chief Executive Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has four employees as of December 31, 2011.

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

Elastase inhibitors such as Elafin have been under research and development in the pharmaceutical industry for decades. Currently, hundreds of related patents have been granted. Most of these substances are produced synthetically, and are not applicable in the treatment of human diseases. Currently two elastase inhibitors are used as pharmaceuticals, alpha-1-antitrypsin worldwide and Sivelestat in Japan and Korea. Further elastase inhibitors are in clinical development, such as AZD9668 for chronic obstructive pulmonary disease, cystic fibrosis and bronchiectasis.

Alpha-1-antitrypsin

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Alpha-1-antitrypsin is marketed for more than 20 years currently by Talecris, CSL Behring and Baxter as a plasma-derived product to supply patients with genetic deficiency of functional alpha-1-antitrypsin.

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

PATENTS, LICENSES & ROYALTIES

The Company owns licenses to exclusively develop products based on patents and filings. The Company does not have title to any patents related to Elafin; title to these patents rests with Dr. Wiedow.  The Company’s rights with respect to patents are derived pursuant to a license agreement between the Company and Dr. Wiedow (the “License Agreement ”) dated December 30, 2000, which was amended by an Amendment Agreement to the License Agreement (the  "Amendment") dated December 23, 2008. The Amendment modified the annually payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach.  In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin.  After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please also see Management’s Discussion and Analysis – Liquidity and Capital Resources, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

Country		Patent Number	Expiry Date

USA	US	5464822	07-Nov-2012
USA	US	6245739	12-Jun-2018
Portugal	PT	094326	11-Oct-2011

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

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company had received upfront payments and may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. Please see Management’s Discussion and Analysis – Interest and Other Income, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

EMPLOYEES

As of December 31, 2011, Proteo had four employees, all working at our offices in Germany.

ITEM 1A. – RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into several leases for office and laboratory facilities. The aggregate monthly rental under the foregoing leases was approximately $4,300.

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

ITEM 4 – MINE SAFTEY DISCLOSURES

None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2011 and 2010 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2011	First Quarter	$0.80	$0.21
	Second Quarter	0.96	0.40
	Third Quarter	0.36	0.05
	Fourth Quarter	0.40	0.22

2010	First Quarter	$1.25	$0.35
	Second Quarter	0.96	0.38
	Third Quarter	0.65	0.20
	Fourth Quarter	0.63	0.20

On March 7, 2012, the last sales price of our common stock was $0.16 per share. No cash dividends have been paid on our common stock for the 2011 and 2010 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 20, 2012, the number of shareholders of record of the Company's common stock was 1,754.

PENNY STOCK

Until we satisfy the initial listing requirements for the Nasdaq Stock Market and successfully apply to have our shares of common stock traded thereon, our common stock will continue to be quoted on the OTCQB. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our common stock is deemed to be a penny stock, trading in our shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" include (i) certain entities as defined in Rule 501(a) of Regulation D, (ii) directors and executive officers of the issuer of the securities being offered or sold and (iii) persons with a net worth exceeding $1,000,000 (excluding the value of the person’s primary residence) or annual income exceeding $200,000 (or $300,000 together with their spouse) in each of the two most recent years and reasonably expect to reach the same income level in the current year. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

DIVIDEND POLICY

To date, we have declared no cash dividends on our common or preferred stock, and do not expect to pay cash dividends on our common and preferred stock in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities in 2010 and 2011.

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

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug sales will reach US$ 112.1 billion by 2014. This market is increasingly attractive for pharmaceutical companies, as evidenced by recent takeovers of orphan drug focused companies, e.g. Genentech by Roche and Genzyme by Sanofi-Aventis.

The specific orphan drug legislation, especially in the United States and in the European Union, makes the development of drugs for rare diseases very appealing. Orphan drug designation provides marketing exclusivity for up to ten years and contributes to a significant reduction in development costs, mainly due to small patients populations allowing for smaller clinical trials. Orphan drugs require typically 75% lower R&D costs than standard drugs. The limited number of specialized physicians treating these rare diseases facilitates the marketing of orphan drugs.

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma, kidney transplantation and coronary arterial bypass surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension. The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

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

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin in the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. Orphan drug designation assures exclusive marketing rights for the treatment of the respective disease within the EU for a period of up to ten years after receiving market approval. In addition, a simplified, accelerated and less expensive approval procedure with the assistance of European Medicines Agency (“EMA”), the European FDA equivalent, can be drawn upon.

For the development of its lead product Elafin, Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the USA. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (NIH) and the British Medical Research Council (MRC), support preclinical and clinical studies on Elafin with high volume grants.

Proteo currently focuses on the development of Elafin for treatment of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with Universities and our licensing partner Minapharm.

Highlights 2011

•
In February 2011, we announced the results of our multicentre, double-blind, randomized, placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course in patients undergoing esophagectomy for esophagus carcinoma.

•
In April 2011, Proteo presented the current status of the clinical development on the Biochemical Society Meeting - Structure and function of whey acidic protein 4-disulphide core proteins – in Cambridge, published in Biochemical Society Transactions in October 2011.

•
In the third quarter 2011, the University of Edinburgh started the recruitment of patients for the EMPIRE-Study, which will investigate the efficacy of Elafin in preventing complications of coronary bypass surgery. EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients.

•
Major advances in the development program for Elafin in lung diseases: In the third quarter of  2011 the Stanford School of  Medicine research team led by Marlene Rabinovitch, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one preclinical project for each disease, all three of which are notoriously difficult to treat:  pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection.

•	In 2011, the increasing interest of the scientific community in function and possible uses of Elafin led to 25 scientific publications on Elafin.

Further details are described in Item 1.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2011 were approximately $814,000, an increase of approximately $65,000 over the year ended December 31, 2010. This increase is primarily due to an increase in research and development expenses during the year ended December 31, 2011 of approximately $99,000, partly offset by a decrease of general and administrative expenses of $34,000.   Research and development expenses increased primarily due to increased expenses for clinical research, due to the start of the EMPIRE trial, as previously discussed.  General and administrative expenses decreased primarily due to decreased professional fees related to the search for additional financing.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2011 approximated $35,000, a decrease of $204,000 from the year ended December 31, 2010.  The decrease was primarily driven by foreign currency transaction gains in 2010 and recognizing previously deferred licensing fees, with little similar impacts in 2011.  Certain obligations of the Company are denominated in Euros. A strengthening U.S. Dollar compared to the Euro during 2010 resulted in a foreign currency transaction gain of approximately $106,000 in 2010, while a gain of only $28,000 was realized in 2011. Additionally, in 2010 the Company recognized approximately $108,000 of licensing fees related to the Minapharm licensing agreement, with no similar income in 2011.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced losses of approximately $17,000 and $147,000 due to foreign currency translation adjustments during the years ended December 31, 2011 and 2010, respectively. This represents a net decrease of approximately $130,000. The decrease is primarily due to a strengthening U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2011 and 2010.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,093,000 and $1,924,000 at December 31, 2011 and 2010, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them before they expire.

As of December 31, 2011, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,556,000 and $5,271,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2011 and 2010, the Company received payments approximating $622,000 and $747,000, respectively, in connection with a subscription agreement for the sale of Series A Preferred Stock. The related note receivable approximated $362,000 at December 31, 2011.

Proteo is a holding company that owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). To date the Subsidiary has not had any earnings, and it does not expect to have any earnings for several years pending the approval of its first product candidate. In this regard, there were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

As of December 31, 2011, the Company had not made the required accrued licensing fee payments to Dr. Wiedow of 30,000 Euros on each of December 31, 2011, 2010 and 2009, pursuant to the terms of their License Agreement, as amended. Subsequent to year-end, a payment in the amount of 30,000 Euros was made to Dr. Wiedow.  Dr. Wiedow has agreed in writing to waive the non-payment defaults and to defer the other payments until April 2013. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $598,000 as of December 31, 2011 to support current and future operations. This is a decrease of $101,000 over the December 31, 2010 cash balance of approximately $699,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand ($598,000 at December 31, 2011) and anticipated collection on its note receivable (approximately $362,000 in total), management believes the Company has sufficient cash on hand to cover its operations for the next 16 to 18 months. As for periods beyond the next 16 to 18 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all, to support operations past 2012.

RESEARCH SUPPLIES

The Company’s capitalized research supplies have decreased from $494,000 at December 31, 2010 to $429,000 at December 31, 2011. The decrease is primarily the result of supplies being consumed in connection with the clinical research and development activities, as discussed previously in Part 1, Item 1 of this Form 10-K.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2011 and 2010.

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

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amount approximated $153,000 and $170,000 at December 31, 2011 and 2010, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2011 and 2010, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain of approximately $28,000 and $106,000 for the years ended December 31, 2011 and 2010, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2011 and 2010, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2011, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various states. The Company's 2006 through 2011 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2006.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2011 or 2010.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2011, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer   and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2011. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

NAME	AGE	POSITIONS
Birge Bargmann	50	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke	47	Secretary
Professor Oliver Wiedow, MD.	54	Director
Prof. Hartmut Weigelt, Ph.D.	66	Director

The above listed officers and directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

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

Prof. Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently Chief Scientific Officer ("CSO") of SNAP GmbH, and head of the Department of Dental Biomedicine at the University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a director in light of his extensive scientific understanding of our technologies in development.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2011 by each person who served as the principal executive officer of Proteo during fiscal years ended 2011 and 2010. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2011	$ 153,750	-0-	-0-	-0-	-0-	-0-	-0-	153,750
(Chief Executive Officer and Chief Financial Officer)	2010	$ 74,378	-0-	-0-	-0-	-0-	-0-	-0-	74,378

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

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has no employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. However, Ms. Bargmann does have an employment contract with the Company’s wholly owned subsidiary Proteo Biotech AG. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.  The Company does not pay fees to directors who are not executive officers for their attendance at meetings of the Board of Directors or its committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

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

The Supervisory Board of Proteo Biotech AG entered into a new employment contract with Ms. Bargmann on May 27, 2011.The contract expires on September 30, 2013.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2011, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Prof. Hartmut Weigelt, Ph.D.	54,000	*
All directors and executive officers as a group (4 persons)	12,744,000	53.4%
_________________
* less than 1%
(1) Based on 23,879,350 common shares outstanding as of December 31, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009 or 2010; however, in July 2011, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due date of each such payment until December 31, 2011. In February 2012, the Company paid to Dr. Wiedow 30,000 Euros representing the 2011 payment and Dr. Wiedow agreed in writing to waive the non-payment defaults with respect to the 2009 and 2010 payments (an aggregate of 60,000 Euros) and deferred such payments until April 15, 2013.While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2011 and 2010, the Company has accrued approximately $777,000 and $795,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $155,000 and $119,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach.  In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, insolvency, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin.  After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin

On September 28, 2006, Dr. Wiedow entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. Dr. Wiedow will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, he will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. Dr. Wiedow is under no obligation to provide additional capital contributions to the Company or absorb losses beyond his ownership interest. During the years ended December 31, 2007 and 2006, losses of 50,000 Euros (approximately $63,000) were allocated against the contributed capital account, which is presented as minority interest in the profits and losses of Proteo Biotech on the accompanying statements of operations and comprehensive loss.

The disclosure requirements of Item 407(a) of Regulation S-K are not applicable to this filing.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed approximately $64,000 and $85,000 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $10,000 and $6,000 for the fiscal years ended December 31, 2011 and 2010, respectively, for professional services rendered by the principal accountant for tax compliance.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2011 that were not included in the three categories above.

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

10.7
License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8
Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10
Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11
Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13
Summary of Ms. Birge Bargmann’s Employment Agreement dated August 1, 2007, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14
Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.15
License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16
Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17
Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18
Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow. ***

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

PROTEO, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011 and 2010 and for the Period From November 22, 2000 (Inception) Through December 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010 and for the Period From November 22, 2000 (Inception) Through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the Period from November 22, 2000 (Inception) Through December 31, 2011	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Proteo, Inc.

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010, and for the period from November 22, 2000 (Inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from November 22, 2000 (Inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 27, 2012
Newport Beach, California

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$597,857	$698,534
Research supplies	429,343	494,349
Prepaid expenses and other current assets	39,619	33,643
	1,066,819	1,226,526

PROPERTY AND EQUIPMENT, NET	122,990	168,168
	$1,189,809	$1,394,694

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,843	$106,424
Accrued licensing fees	155,400	119,277
	248,243	225,701

LONG TERM LIABILITIES
Accrued licensing fees	621,600	675,903
	621,600	675,903

COMMITMENTS AND CONTINGENCIES - See Note 6

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 and 661,500 shares issued and outstanding at December 31, 2011 and 2010, respectively (Liquidation preference - Note 3)	695	662

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(362,017)	(984,400)
Accumulated other comprehensive income	153,129	169,680
Deficit accumulated during development stage	(8,063,355)	(7,284,366)
Total Proteo, Inc. Stockholders' Equity	319,966	493,090

Noncontrolling Interest	-	-

Total Stockholders' Equity	319,966	493,090
Total Liabilities and Stockholders' Equity	$1,189,809	$1,394,694

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2011	2010	2011
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$-	$-	$-

EXPENSES
General and administrative	331,975	366,098	5,072,770
Research and development	481,819	383,182	3,530,710
	813,794	749,280	8,603,480
INTEREST AND OTHER INCOME (EXPENSE), NET	34,838	239,166	477,216
NET LOSS	(778,956)	(510,114)	(8,126,264)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(778,956)	(510,114)	(8,063,260)

PREFERRED STOCK DIVIDEND	(33)	(32)	(95)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(778,989)	$(510,146)	$(8,063,355)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(778,956)	$(510,114)	$(8,063,260)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(16,551)	(146,848)	153,129
COMPREHENSIVE LOSS	$(795,507)	$(656,962)	$(7,910,131)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Total
BALANCE - November 22, 2000 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Common stock subscribed at $0.001 per share	-	-	4,800,000	4,800	-	(4,800)	-	-	-

Common stock issued for cash at $3.00 per share	-	-	50,000	50	149,950	-	-	-	150,000

Reorganization with Proteo Biotech AG	-	-	2,500,000	2,500	6,009	-	-	-	8,509

Net loss	-	-	-	-	-	-	-	(60,250)	(60,250)

BALANCE - December 31, 2000	-	$-	7,350,000	$7,350	$155,959	$(4,800)	$-	$(60,250)	$98,259

Common stock issued for cash at $3.00 per share	-	-	450,000	450	1,349,550	-	-	-	1,350,000

Cash received for common stock subscribed at $0.001 per share	-	-	-	-	-	4,800	-	-	4,800

Common stock issued for cash at $0.40 per share	-	-	201,025	201	80,209	-	-	-	80,410

Common stock subscribed at $0.40 per share	-	-	5,085,487	5,086	2,029,109	(2,034,195)	-	-	-

Common stock issued for cash to related parties at $0.001 per share	-	-	7,200,000	7,200	-	-	-	-	7,200

Other comprehensive loss	-	-	-	-	-	-	(20,493)	-	(20,493)

Net loss	-	-	-	-	-	-	-	(374,111)	(374,111)

BALANCE - December 31, 2001	-	$-	20,286,512	$20,287	$3,614,827	$(2,034,195)	$(20,493)	$(434,361)	$1,146,065

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	(Loss)	Stage	Total
Common stock issued in connection with reverse merger	-	$-	1,313,922	$1,314	$(1,314)	$-	$-	$-	$-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	406,440	-	-	406,440

Other comprehensive income	-	-	-	-	-	-	116,057	-	116,057

Net loss	-	-	-	-	-	-	-	(1,105,395)	(1,105,395)

BALANCE - December 31, 2002	-	$-	21,600,434	$21,601	$3,613,513	$(1,627,755)	$95,564	$(1,539,756)	$563,167

Common stock issued for cash at $0.60 per share	-	-	66,667	67	39,933	-	-	-	40,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	387,800	-	-	387,800

Other comprehensive income	-	-	-	-	-	-	164,399	-	164,399

Net loss	-	-	-	-	-	-	-	(620,204)	(620,204)

BALANCE - December 31, 2003	-	$-	21,667,101	$21,668	$3,653,446	$(1,239,955)	$259,963	$(2,159,960)	$535,162

Common stock issued for cash at $0.40 per share	-	-	412,249	412	164,588	-	-	-	165,000

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	680,000	-	-	680,000

Other comprehensive income	-	-	-	-	-	-	93,186	-	93,186

Net loss	-	-	-	-	-	-	-	(639,746)	(639,746)

BALANCE - December 31, 2004	-	$-	22,079,350	$22,080	$3,818,034	$(559,955)	$353,149	$(2,799,706)	$833,602

Common stock subscribed at $0.84 per share	-	-	300,000	300	251,700	(252,000)	-	-	-

Cash received for common stock subscribed at $0.40 per share	-	-	-	-	-	435,284	-	-	435,284

Other comprehensive loss	-	-	-	-	-	-	(134,495)	-	(134,495)

Net loss	-	-	-	-	-	-	-	(1,131,781)	(1,131,781)

BALANCE - December 31, 2005	-	$-	22,379,350	$22,380	$4,069,734	$(376,671)	$218,654	$(3,931,487)	$2,610

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

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

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD
FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

Cash received for preferred stock subscribed at $2.26 per share	-	-	-	-	-	622,383	-	-	622,383

Preferred stock dividend	33,090	33	-	-	-	-	-	(33)	-

Other comprehensive loss	-	-	-	-	-	-	(16,551)	-	(16,551)

Net loss	-	-	-	-	-	-	-	(778,956)	(778,956)

BALANCE - December 31, 2011	694,590	$695	23,879,350	$23,880	$8,567,634	$(362,017)	$153,129	$(8,063,355)	$319,966

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2011

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(778,956)	$(510,114)	$(8,063,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,498	48,145	487,844
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction (gains) losses	(8,223)	(105,992)	83,347
Changes in operating assets and liabilities:
Research supplies	57,753	43,817	(481,930)
Prepaid expenses and other current assets	(6,757)	(8,463)	(141,942)
Accounts payable and accrued liabilities	(13,024)	(74,529)	64,871
Deferred fees	-	(108,397)	11,944
Accrued licensing fees	-	-	660,713
NET CASH USED IN OPERATING ACTIVITIES	(700,709)	(715,533)	(7,313,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,048)	(1,259)	(638,921)
Cash of reorganized entity	-	-	27,638
NET CASH USED IN INVESTING ACTIVITIES	(4,048)	(1,259)	(611,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	622,383	746,906	6,428,958
NET CASH PROVIDED BY FINANCING ACTIVITIES	622,383	746,906	8,221,568

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(18,303)	(20,706)	301,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100,677)	9,408	597,857
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	698,534	689,126	-
CASH AND CASH EQUIVALENTS--END OF PERIOD	$597,857	$698,534	$597,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend	$33	$32	$95

Common stock issued for subscriptions receivable	$-	$-	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$-	$-	$8,509

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION/NATURE OF BUSINESS

Proteo, Inc. and Proteo Marketing, Inc. ("PMI"), a Nevada corporation, which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc.'s common stock is quoted on the OTCQB under the symbol "PTEO".

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will obtain the various governmental regulatory approvals for the marketing of Elafin. The Company is in the development stage and has not generated any significant revenues from product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. There are no assurances, however, that the Company will be able to obtain regulatory approvals for marketing of Elafin, or if approved, that Elafin will be accepted in the marketplace.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $8,063,000. There is no assurance of any future revenues. At December 31, 2011, the Company has working capital of approximately $819,000 and stockholders' equity of approximately $320,000.

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
DECEMBER 31, 2011 AND 2010

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

 Furthermore, the Company classifies noncontrolling interests (previously referred to as "minority interest") as part of consolidated net earnings and includes the accumulated amount of noncontrolling interests as part of stockholders' equity. Earnings per share reflects amounts attributable only to the Company, excluding noncontrolling interests. Increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company has a substantive contractual arrangement that specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STARTUP ACTIVITIES

The Other Expenses Topic (Start-Up Costs Sub-topic) of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires that all non-governmental entities expense the costs of startup activities as incurred, including organizational costs.

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

The Company has not received any grant funds for the years ended December 31, 2011 and 2010, nor has it applied for any additional grants during such periods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2011 and 2010 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2011 and 2010 and for the period from November 22, 2000 (Inception) through December 31, 2011.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Accumulated gains approximated $153,000 and $170,000 at December 31, 2011 and 2010, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2011 and 2010, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain of approximately $28,000 and $106,000 for the years ended December 31, 2011 and 2010, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits with banks.

RESEARCH SUPPLIES

Research supplies inventory is stated at cost, and is entirely comprised of research supplies and materials that are expensed as consumed.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2011 and 2010. There can be no assurance, however, that market conditions or demand for the Company's products or services will not change which could result in long-lived asset impairment charges in the future.

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

PATENTS AND LICENSES

The Company does not own any patents related to the Elafin technology and instead operates under a technology license agreement with a related party (see Note 6). Under such license agreement, the Company has agreed to pay all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with ASC 740-10, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

The Company also follows the provisions of ASC 740-10 relating to accounting for uncertain tax positions.   Under ASC 740-10, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The Company did not recognize any additional liabilities for uncertain tax positions as a result of ASC 740-10. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2011 and 2010, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company is currently not under examination by any taxing authorities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2011, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2011 or 2010.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The adoption of this Update on January 2, 2011 had no material impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this ASU did not result in a material impact to the Company’s consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FUTURE ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220).  In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  For public entities, the Update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011.  The Company believes that its consolidated financial statements already comply with the requirements of this standard.

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements that are expected to have a material impact on the Company's future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2011	2010
Technical and laboratory equipment	$400,473	$410,245
Plant	191,381	195,859
Leasehold improvements	4,815	4,928
Office equipment	22,606	27,671
	619,275	638,703
Less accumulated depreciation and amortization	(496,285)	(470,535)
Total	$122,990	$168,168

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $48,000 and $48,000 for the years ended December 31, 2011 and 2010, respectively.

During the two years ended December 31, 2011, there were no long-lived assets that were considered to be impaired.

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
DECEMBER 31, 2011 AND 2010

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
DECEMBER 31, 2011 AND 2010

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

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement (approximately $5,000 of which was applied to the late charge), and therefore the Investor was technically in default. The Company has not chosen to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement as of the filing of this Form 10-K.  The receivable for late fees was fully reserved at December 31, 2011 and 2010.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty.  During the years ended December 31, 2011 and 2010, the Company received payments approximating $622,000 and $747,000, respectively, in connection with this agreement.  The note receivable approximated $362,000 at December 31, 2011.

Effective June 30, 2011, 2010 and 2009, the Company declared stock dividends of 33,090 shares,  31,500 shares and 30,000 shares, respectively, of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

4. NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement to contribute 50,000 Euros (approximately $63,000) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company or absorb losses beyond his ownership interest. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0, which has been reported as net loss attributable to noncontrolling interest in the accompanying consolidated financial statements.

 5. INCOME TAXES

There is no material income tax expense recorded for the years ended December 31, 2011 or 2010 due to the Company's net losses.

Income tax expense for the years ended December 31, 2011 and 2010 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2011	2010

Income tax benefit at U.S. federal statutory rates	$(265,000)	$(173,000)
Change in valuation allowance	265,000	173,000

	$-	$-

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

 5. INCOME TAXES (continued)

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,093,000 and $1,924,000 at December 31, 2011 and 2010, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.

As of December 31, 2011, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,556,000 and $5,271,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2026. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009, 2010 or 2011. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.  Subsequent to December 31, 2011, Dr. Wiedow agreed to waive the non-payment defaults and these payments were further deferred to dates through April 2013, with 30,000 Euros paid in February 2012.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2011 and 2010, the Company has accrued approximately $777,000 and $795,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $155,000 and $119,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

6. COMMITMENTS AND CONTINGENCIES (continued)

DR. WIEDOW LICENSE AGREEMENT (continued)

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2011.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin.  The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries.  Under this agreement, the Company had deferred certain amounts received until the expiration of a refund period in October 2010.  Accordingly, approximately $108,000 is included as other income for 2010 in the accompanying consolidated statements of operations. The Company may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.  No payments under this agreement were received in 2011.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany on a month-to-month basis. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2011 and 2010 approximated $53,000, and $52,000, respectively.

PROTEO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2011 and 2010:

	2011	2010

Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(778,956)	$(510,114)
Preferred stock dividend	(33)	(32)
Net loss attributable to common stockholders	(778,989)	(510,146)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.03)	$(0.02)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: March 27, 2012	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann
Director, Principal Executive Officer and Chief Financial Officer
(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)
March 27, 2012

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	March 27, 2012

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	March 27, 2012

EXHIBIT INDEX

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Amendment to Articles of Incorporation, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

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

10.7
License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8
Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10
Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11
Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13
Summary of Ms. Birge Bargmann’s Employment Agreement dated August 1, 2007, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14
Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.15
License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16
Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17
Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18
Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow. ***

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith