Form 10-Q
period 2012-03-31
PROTEO INC
filed 2012-05-14
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at April 11, 2012

PROTEO, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month Periods Ended March 31, 2012 and 2011, and for the Period From November 22, 2000 (Inception) Through March 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2012 and 2011, and for the Period From November 22, 2000 (Inception) Through March 31, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART II - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$479,125	$597,857
Research supplies	406,673	429,343
Prepaid expenses and other current assets	52,338	39,619
	938,136	1,066,819

PROPERTY AND EQUIPMENT, NET	115,596	122,990
	$1,053,732	$1,189,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,696	$92,843
Accrued licensing fees	40,017	155,400
	114,713	248,243

LONG TERM LIABILITIES
Accrued licensing fees	720,306	621,600
	720,306	621,600
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares issued and outstanding	695	695
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	(282,897)	(362,017)
Accumulated other comprehensive income	201,529	153,129
Deficit accumulated during development stage	(8,292,128)	(8,063,355)
Total Proteo, Inc. Stockholders' Equity	218,713	319,966
Noncontrolling Interest	-	-
Total Stockholders' Equity	218,713	319,966
Total Liabilities and Stockholders' Equity	$1,053,732	$1,189,809

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2012

			NOVEMBER 22,
			2000
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES
General and administrative	62,828	77,560	5,135,598
Research and development	129,314	96,860	3,660,024
	192,142	174,420	8,795,622
INTEREST AND OTHER INCOME (EXPENSE), NET	(36,631)	(81,948)	440,585
NET LOSS	(228,773)	(256,368)	(8,355,037)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(228,773)	(256,368)	(8,292,033)

PREFERRED STOCK DIVIDEND	-	-	(95)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(228,773)	$(256,368)	$(8,292,128)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(228,773)	$(256,368)	$(8,292,033)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	48,400	119,721	201,529

COMPREHENSIVE LOSS	$(180,373)	$(136,647)	$(8,090,504)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2012

			NOVEMBER 22,
			2000
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(228,773)	$(256,368)	$(8,292,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,895	11,877	498,739
Bad debt expense	-	-	60,408
Loss on disposal of equipment	-	-	4,518
Foreign currency transaction losses	39,085	85,491	122,432
Changes in operating assets and liabilities:
Research supplies	34,951	573	(446,979)
Prepaid expenses and other current assets	(11,837)	(22,649)	(153,779)
Accounts payable and accrued liabilities	(19,153)	44,665	45,718
Deferred fees	-	-	11,944
Accrued licensing fees	(39,500)	-	621,213

NET CASH USED IN OPERATING ACTIVITIES	(214,332)	(136,411)	(7,527,819)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(843)	(638,921)
Cash of reorganized entity	-	-	27,638

NET CASH USED IN INVESTING ACTIVITIES	-	(843)	(611,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	79,120	82,010	6,508,078

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,120	82,010	8,300,688

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16,480	44,799	317,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118,732)	(10,445)	479,125
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	597,857	698,534	-

CASH AND CASH EQUIVALENTS--END OF PERIOD	$479,125	$688,089	$479,125

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2012, for the three-month periods ended March 31, 2012 and 2011, and for the period from November 22, 2000 (Inception) through March 31, 2012 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading.. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 27, 2012.

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

DEVELOPMENT STAGE CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any significant revenues from operation. There is no assurance of any future revenues. At March 31, 2012, the Company has working capital of approximately $743,000 and stockholders' equity of approximately $219,000.

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (UNAUDITED)

DEVELOPMENT STAGE CONSIDERATIONS (continued)

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

Management plans to generate revenues from product sales, but there are no purchase commitments for any of the proposed products. Additionally, the Company may generate revenues from out-licensing activities. There can be no assurance that further out-licensing may be achieved or whether such will generate significant profit. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

Based on current cash on hand, anticipated collections of the notes receivable for preferred stock and estimates of future operating expenditures (which are largely based on historical averages), management believes that the Company has sufficient cash to cover its operations for the next 12 to15 months. There is no assurance that actual operating expenses or anticipated collections of the notes receivable will match management's estimates. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2012 (UNAUDITED)

PRINCIPLES OF CONSOLIDATION (continued)

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2012 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2012 and 2011 and for the period from November 22, 2000 (Inception) through March 31, 2012, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This Update is effective for public entities with fiscal years beginning after December 15, 2011. The accompanying condensed consolidated financial statements comply with the requirements of the Update.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (UNAUDITED)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2011, Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

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

The Company entered into a Preferred Stock Purchase Agreement, as amended, for preferred shares sold in 2008.  During the three-month period ended March 31, 2012, the Company received payments approximating $79,000, in connection with this agreement.  The note receivable approximated $283,000 at March 31, 2012.

There were no issuances of common stock during the three-month periods ended March 31, 2012 and 2011, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2012 and 2011. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

 PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (UNAUDITED)

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $202,000 at March 31, 2012 and $ 153,000 at December 31, 2011.

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company repaid 30,000 Euros under this licensing agreement during the three-month period ended March 31, 2012, and realized a currency exchange loss approximating $3,000, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction (losses) gains of approximately $(36,000) and $(85,000) for the three-month periods ended March 31, 2012 and 2011, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

7.   DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In December 2008 the Company paid Dr. Wiedow 30,000 Euros. No payments were made under this agreement during 2009, 2010 or 2011. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2011) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Subsequent to December 31, 2011, Dr. Wiedow agreed to waive the non-payment defaults and these payments were further deferred to dates through April 2013, with 30,000 Euros paid in February 2012 and another 30,000 Euros due within the next 12 months.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 (UNAUDITED)

7.   DR. WIEDOW LICENSE AGREEMENT (continued)

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At March 31, 2012, the Company has accrued approximately $760,000 of licensing fees payable to Dr. Wiedow, of which approximately $40,000 is included in current liabilities with the remainder included in long-term liabilities.

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of March 31, 2012.

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

There is no material income tax expense recorded for the periods ended March 31, 2012 and 2011, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of March 31, 2012, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,197,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $539,000 and $1,398,000, respectively,and temporary differences related to the recognition of accrued licensing fees of approximately $259,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of March 31, 2012, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, the recruitment and treatment of patients into the EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study, which is investigating the efficacy of Elafin in preventing complications of coronary bypass surgery, was started in the third quarter of 2011. EMPIRE is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients. Currently, approximately 45 percent of the patients have been treated. The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The aim of the study is to investigate the efficacy and safety of intraoperatively administered Elafin in coronary bypass surgery. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

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

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilation induced injury. The group presented new preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data show that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project. In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one preclinical project for each disease, all three of which are notoriously difficult to treat: pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection.

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2012 approximated $192,000, an increase of approximately $18,000 over the respective period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month period decreased $15,000, which was due to lower professional fees related to SEC filings, as well as lower average exchange rates for the three-months ended March 31, 2012 compared to the same period in 2011. Research and development expenses increased $32,000 over the same period. The increase in research and development expenses was primarily driven by the clinical research described above.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month period ended March 31, 2012 approximated ($37,000), compared to ($82,000) for the respective period in 2011, a net change of approximately $45,000.  The decrease is driven primarily by foreign currency transaction losses in 2012 caused by the strengthening of the U.S. Dollar compared to the Euro.

INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2012 and 2011, due to the Company's net losses. As of March 31, 2012, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,197,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $539,000 and $1,398,000, respectively, as discussed below, and timing differences related to the recognition of accrued licensing fees of approximately $259,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,585,000 and $5,592,000, respectively at March 31, 2012, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $48,000 and $120,000 in foreign currency translation adjustments during the three-month periods ended March 31, 2012 and 2011, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 31, 2012, the Company received payments approximating $79,000 in connection with a subscription agreement for the sale of Series A Preferred Stock. The related note receivable approximated $283,000 at March 31, 2012. See Note 2 to the condensed consolidated financial statements included elsewhere herein for the payment terms under the promissory note.

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

As of December 31, 2011, the Company had not made the required accrued licensing fee payments to Dr. Wiedow of 30,000 Euros on each of December 31, 2011, 2010 and 2009, pursuant to the terms of their License Agreement, as amended. During the three-month period ended March 31, 2012, a payment in the amount of 30,000 Euros was made to Dr. Wiedow. Dr. Wiedow has agreed in writing to waive the non-payment defaults and to defer the other payments until April 2013. See Note 7 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $479,000 as of March 31, 2012 to support current and future operations. This is a decrease of $119,000 over the December 31, 2011 cash balance of approximately $598,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand and anticipated collection on its note receivable (approximately $283,000), management believes the Company has sufficient cash on hand to cover its operations for the next 12 to 15 months. As for periods beyond the next 12 to 15 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or debt securities. There can be no assurance, however, that the Company will be able to generate revenues from outlicensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

RESEARCH SUPPLIES

The Company’s capitalized research supplies have decreased from $429,000 at December 31, 2011 to $407,000 at March 31, 2012. The decrease is primarily the result of supplies being consumed in connection with the clinical research and development activities, as discussed previously in Part 1, Item 2 of this Form 10-Q.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

CAPITAL EXPENDITURES

None significant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company ("SRC") is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    MINE SAFETY DISCLOSURES

                  Not applicable.

ITEM 5.    OTHER INFORMATION.

                  None.

ITEM 6.    EXHIBITS.

  Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: May 14, 2012	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

