Form 10-Q
period 2012-09-30
PROTEO INC
filed 2012-11-08
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at November 1, 2012

PROTEO, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2012 and 2011, and for the Period From November 22, 2000 (Inception) Through September 30, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2012 and 2011, and for the Period From November 22, 2000 (Inception) Through September 30, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

Part I. Financial Information

Item 1. Financial Statements

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$528,272	$597,857
Research supplies	345,964	429,343
Prepaid expenses and other current assets	37,834	39,619
	912,070	1,066,819

PROPERTY AND EQUIPMENT, NET	90,453	122,990
	$1,002,523	$1,189,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$67,756	$92,843
Accrued licensing fees	115,740	155,400
	183,496	248,243

LONG TERM LIABILITIES
Accrued licensing fees	617,280	621,600
	617,280	621,600

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares issued and outstanding	695	695

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	–	(362,017)
Accumulated other comprehensive income	144,252	153,129
Deficit accumulated during development stage	(8,534,714)	(8,063,355)
Total Proteo, Inc. Stockholders' Equity	201,747	319,966
Noncontrolling Interest	–	–
Total Stockholders' Equity	201,747	319,966
Total Liabilities and Stockholders' Equity	$1,002,523	$1,189,809

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2012

					NOVEMBER 22,
					2000
					(INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011	2012
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–	$–	$–

EXPENSES
General and administrative	64,255	71,408	184,693	228,986	5,257,463
Research and development	136,351	206,453	363,517	413,542	3,894,227
	200,606	277,861	548,210	642,528	9,151,690
INTEREST AND OTHER INCOME (EXPENSE), NET	17,439	79,832	76,851	(30,808)	554,067
NET LOSS	(183,167)	(198,029)	(471,359)	(673,336)	(8,597,623)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	–	–	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(183,167)	(198,029)	(471,359)	(673,336)	(8,534,619)

PREFERRED STOCK DIVIDEND	–	–	–	(33)	(95)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(183,167)	$(198,029)	$(471,359)	$(673,369)	$(8,534,714)
BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(183,167)	$(198,029)	$(471,359)	$(673,336)	$(8,534,619)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	34,872	(97,113)	(8,877)	63,594	144,252
COMPREHENSIVE LOSS	$(148,295)	$(295,142)	$(480,236)	$(609,742)	$(8,390,367)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			NOVEMBER 22,
			2000
			(INCEPTION)
	NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(471,359)	$(673,336)	$(8,534,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,594	36,906	519,438
Allowance for bad debts	–	–	60,408
Loss on disposal of equipment	–	–	4,518
Foreign currency transaction (gains) losses	(9,203)	36,705	74,144
Changes in operating assets and liabilities:
Research supplies	80,173	90,302	(401,757)
Prepaid expenses and other current assets	1,545	39,448	(140,397)
Accounts payable and accrued liabilities	(24,865)	(16,942)	40,006
Deferred fees	–	–	11,944
Accrued licensing fees	(39,500)	–	621,213
NET CASH USED IN OPERATING ACTIVITIES	(431,615)	(486,917)	(7,745,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(4,091)	(638,921)
Cash of reorganized entity	–	–	27,638
NET CASH USED IN INVESTING ACTIVITIES	–	(4,091)	(611,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	362,017	324,430	6,790,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	362,017	324,430	8,583,585
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	(8,138)	301,072
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,585)	(174,716)	528,272
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	597,857	698,534	–
CASH AND CASH EQUIVALENTS--END OF PERIOD	$528,272	$523,818	$528,272

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2012, for the three-month and nine-month periods ended September 30, 2012 and 2011, and for the period from November 22, 2000 (Inception) through September 30, 2012 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 27, 2012.

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

DEVELOPMENT STAGE CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any significant revenues from operation. There is no assurance of any future revenues. At September 30, 2012, the Company has working capital of approximately $729,000 and stockholders' equity of approximately $202,000. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (UNAUDITED)

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

September 30, 2012 (UNAUDITED)

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

FAIR VALUE MEASUREMENTS

The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2012 and 2011 and for the period from November 22, 2000 (Inception) through September 30, 2012, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

September 30, 2012 (UNAUDITED)

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. Except as described below, the Board of Directors has not designated any liquidation value, dividend rates or other rights or preferences with respect to any shares of preferred stock.

The Board of Directors has designated 750,000 preferred shares as non-voting Series A Preferred Stock. As more fully described in the Company’s Form 8-K filed with the SEC on June 11, 2008, holders of Series A Preferred Stock are entitled to receive preferential dividends, if and when declared, at the per share rate of twice the per share amount of any cash or non-cash dividend distributed to holders of the Company's common stock. If no dividend is distributed to common stockholders, the holders of Series A Preferred Stock are entitled to an annual stock dividend payable at the rate of one share of Series A Preferred Stock for each twenty shares of Series A Preferred Stock owned by each holder of Series A Preferred Stock. The annual stock dividend shall be paid on June 30 of each year commencing in 2009 and no stock dividends will be paid after December 31, 2011. The Company issued 33,090 preferred shares during the nine-month period ended September 30, 2011 in connection the annual stock dividend.

The Company entered into a Preferred Stock Purchase Agreement, as amended, for preferred shares sold in 2008.  During the nine-month period ended September 30, 2012, the note receivable was repaid in full. The Company also received approximately $60,000 during this period that was related to late fees assessed on the subscription agreement in a prior period. Such fees were fully reserved for in 2009 and have been recognized in other income in the accompanying condensed consolidated statement of operations for 2012.

There were no issuances of common stock during the nine-month periods ended September, 2012 and 2011, nor have any stock options been granted from inception to date.

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2012 and 2011. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $144,000 at September 30, 2012 and $153,000 at December 31, 2011.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (UNAUDITED)

5.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company repaid 30,000 Euros under this licensing agreement during the nine-month period ended September 30, 2012, and realized a currency exchange loss approximating $3,000, which is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $9,000 and ($37,000) for the nine-month periods ended September 30, 2012 and 2011, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

September 30, 2012 (UNAUDITED)

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At September 30, 2012, the Company has accrued approximately $733,000 of licensing fees payable to Dr. Wiedow, of which approximately $116,000 is included in current liabilities with the remainder included in long-term liabilities.

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2012.

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

There is no material income tax expense recorded for the periods ended September 30, 2012 and 2011, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of September 30, 2012, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,205,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $543,000 and $1,419,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $243,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2012, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Treatment of Coronary Bypass Patients

In September 2009 the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, the recruitment and treatment of patients into the EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study, which is investigating the efficacy of Elafin in preventing complications of coronary bypass surgery, was started in the third quarter of 2011. EMPIRE is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients. In June 2012, we announced that the planned interim safety analysis of the EMPIRE study has already been conducted. No safety concerns were raised by the Data Monitoring Committee and the continuation of the trial was recommended. The recruitment has been better than expected; 70% percent of the patients have already been treated at end of October. The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The aim of the study is to investigate the efficacy and safety of intraoperatively administered Elafin in coronary bypass surgery. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

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

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The researchers presented results of a biodistribution study with radiolabeled elafin at the 50th annual meeting of the German Society of (DGN) held in Bremen, April 2012. They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney.

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

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2012 approximated $201,000 and $548,000, respectively, a decrease of approximately $77,000 and $94,000, respectively, over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods decreased $7,000 and $44,000, respectively, which was due to lower professional fees related to SEC filings, as well as lower average exchange rates for the 2012 periods compared to those in 2011. Research and development expenses decreased $70,000 and $50,000 over the same three-month and nine-month periods of the prior year. The decrease in research and development expenses was primarily driven by the timing of the research activities described above and a 9% decrease in the average exchange rate used to translate these amounts.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and nine-month periods ended September 30, 2012 approximated $17,000, and $77,000, respectively, compared to $80,000 and ($31,000) for the respective period in 2011, a net change of approximately ($62,000) and $108,000, respectively.  The nine month increase is driven primarily by the recognition of $56,000 of late fees on the preferred stock subscription agreement during the three-month period ended June 30, 2012 that were fully reserved for in 2009. An additional $4,000 of late fees were received and recognized during the three-months ended September 30, 2012. Most of the balance of three month and nine month changes was driven by foreign currency fluctuations impacting transactions denominated in Euros. The Company recorded foreign currency transaction gains (losses) of approximately $9,000 and ($37,000) for the nine-month periods ended September 30, 2012 and 2011, respectively. For the three-month periods ended September 30, 2012 and 2011, the Company recorded foreign currency transaction gains of $8,000 and $79,000, respectively.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2012 and 2011, due to the Company's net losses. As of September 30, 2012, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,205,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $543,000 and $1,419,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $243,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,596,000 and $5,676,000, respectively at September 30, 2012, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net other comprehensive gain (loss) of approximately ($9,000) and $64,000 in foreign currency translation adjustments during the nine-month periods ended September 30, 2012 and 2011, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2012, the Company received payments approximating $362,000 in connection with a subscription agreement for the sale of Series A Preferred Stock. The related note receivable was fully repaid as of June 30, 2012.

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

The Company has cash approximating $528,000 as of September 30, 2012 to support current and future operations. This is a decrease of $70,000 over the December 31, 2011 cash balance of approximately $598,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 12 months. As for periods beyond the next 12 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies have decreased from $429,000 at December 31, 2011 to $346,000 at September 30, 2012. The decrease is primarily the result of supplies being consumed in connection with the clinical research and development activities, as discussed previously in Part 1, Item 2 of this Form 10-Q.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 8, 2012	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

