Form 10-K
period 2012-12-31
PROTEO INC
filed 2013-03-29
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Registrant’s telephone number, including area code: (949) 253-4155

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 29, 2012, as reported on the OTCQB, was approximately $3,229,000.  (1)

Number of shares of Common Stock outstanding as of March 20, 2013:  23,879,350

_______

1) Excludes 12,744,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 29, 2012

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

During 2001, PMI entered into a Shell Acquisition Agreement (the "Acquisition Agreement") with Trivantage Group, Inc. ("Trivantage"), a public "shell" company, in a transaction accounted for as a public shell reverse merger. In accordance with the Acquisition Agreement, PMI first acquired 176,660,280 shares (1,313,922 post-reverse split shares, as described below) of Trivantage's common stock representing 90% of the issued and outstanding common stock of Trivantage, in exchange for a cash payment of $500,000 to the sole shareholder of Trivantage. Secondly, Trivantage completed a one for one-hundred-fifty reverse stock split. Finally, effective April 25, 2002, the shareholders of PMI exchanged their shares of PMI for an aggregate of 20,286,512 shares of Trivantage to effect a public shell reverse merger between PMI and Trivantage. Subsequently, Trivantage changed its name to Proteo, Inc.

DESCRIPTION OF BUSINESS

Proteo is a clinical stage drug development company and intends to develop, promote and market pharmaceuticals and other biotech products. The Company's focus is on the development of anti-inflammatory treatments for rare diseases with significant unmet needs.

The Company is engaged in the development of pharmaceuticals based on the body's own tools and weapons to fight inflammatory diseases. Specifically, we are focusing our research on the development of drugs based on the human protein Elafin. We strongly believe that Elafin will be useful in the treatment of post-surgery damage to tissue, complications resulting from organ transplantation, pulmonary hypertension, serious injuries caused by accidents, cardiac infarction, as well as other diseases.

Several countries have passed laws or made provisions in order to make the development of drugs for rare diseases financially attractive to the pharmaceutical industry. Pharmaceutical companies developing new medicaments for the treatment of rare diseases (orphan drugs) receive assistance for their approval and marketing. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the United States (“US”) and about 250,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the US or European Union. This is associated with reduced fees to regulatory agencies and guarantees 7-year or 10-year marketing exclusivity in the US and European Union, respectively, on drug sales for the first company to obtain marketing approval of a particular drug in the respective regions.

In contrast to drug development for widespread diseases, orphan drug development costs can be significantly lower, typically 75% lower. Compared with other drugs, fewer requirements have to be met for the clinical trials, particularly those relating to the number of patients. The marketing expenses of orphan drugs are significantly lower, as treatment is generally conducted by a limited number of specialized doctors. The Company believes that it is favorable to target orphan drug indications in the field of post-surgery damage to tissue, organ transplantation, and pulmonary arterial hypertension.

Proteo has obtained Orphan drug designations for the use of Elafin in treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. If Proteo is the first to obtain marketing approval to sell Elafin for these uses, it will secure marketing exclusivity in the applicable jurisdiction for a period of time as discussed above.

Proteo’s pharmaceutical Elafin is a copy of a naturally occurring human anti-inflammatory substance. It is a natural antagonist of tissue destroying enzymes (proteases such as elastase and proteinase 3) that participate in the inflammatory mechanism of many diseases. Elafin’s ability to block the proteases that cause these undesirable effects makes it a promising drug for the treatment of various inflammatory diseases and posttraumatic inflammatory complications. The beneficial anti-inflammatory effects of Elafin have been demonstrated by numerous preclinical studies in animal models of human diseases.

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

Treatment of Coronary Bypass Patients

Coronary artery bypass surgery is a surgical procedure performed to relieve angina pectoris and reduce the risk of death from coronary artery disease. It is the most frequently performed operation in cardiovascular surgery In Europe and the US about 1 bypass operation is performed on 1,200 inhabitants per year or about 673,000 annually. Coronary artery bypass surgery is associated with a substantial risk of myocardial infarction, pulmonary and renal failure as well as stroke. No specific treatment exists which suppresses myocardial reperfusion injury and systemic inflammation occurring after coronary artery bypass surgery. Inflammation of cardiac muscle and the resulting muscle injury after a bypass operation remain a frequent and unresolved problem. In the view of cardiovascular surgeons there is an urgent need for therapeutics that can be administered to prevent those postoperative inflammatory complication affecting heart, lungs and kidneys to improve the overall benefit of bypass surgery for the patients and to reduce the risk of deleterious outcomes.

In September 2009, the Company signed a Memorandum of Understanding with the University of Edinburgh. Within the framework of collaboration, the recruitment and treatment of patients into the EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study, which is investigating the efficacy of Elafin in preventing cardiac complications of coronary bypass surgery, was started in the third quarter of 2011. EMPIRE is a placebo-controlled, double-blinded, monocentric Phase-II study with 80 patients. In June 2012, we announced that the planned interim safety analysis of the EMPIRE study has already been conducted. No safety concerns were raised by the Data Monitoring Committee and the continuation of the trial was recommended. The recruitment has been better than expected; currently, approximately 80 percent of the patients have been treated. The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

Treatment of Kidney Transplantation

Kidney transplantation is the only long-term treatment option for end stage renal disease and is recognized to be one of the most successful organ transplants. Within the European Union and the US, approximately 31,800 kidney transplantations are performed per year. In spite of improvements in surgical techniques, postoperative patient care, immune suppression and HLA-matching, the failure of organ grafts due to immune rejection and premature degeneration still represents one of the major obstacles in transplantation medicine. Chronic allograft nephropathy (CAN) is the most common cause of renal graft failure, which results in degeneration of the kidney parenchymal and vascular tissue and leads to a progressive decline in allograft function. Ischemia-reperfusion injury following kidney transplantation has been identified as a significant cause of CAN. Graft ischemia occurs during organ removal, flushing, transportation and transplantation and leads to limited tissue damage. On revascularization or reperfusion, leukocytes infiltrate the tissue and initiate an inflammatory response, which results in a considerable exacerbation of the ischemic cellular degeneration. This damage to transplanted organs is a major factor influencing the appearance of subsequent T-cell-mediated acute rejection episodes, both early after transplantation and during later chronic rejection. Consequently, suppressing ischemia reperfusion injury is a potentially effective approach to increasing organ viability after surgery and improving the long-term survival of organ grafts.

In August 2007, we entered into a license agreement with Minapharm Pharmaceuticals SAE ("Minapharm"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm has initiated a Phase II clinical trial on the use of Elafin in kidney transplantation patients. This trial is concerned with the prevention of acute organ rejection and will be conducted at the University of Cairo. The start and conduct of the trial may be influenced by the actual political situation in Egypt. Actually, the consequences cannot be overseen by management.

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Pulmonary arterial hypertension (PAH) is a life-threatening disease in which the pressure in a patient's pulmonary arteries becomes dangerously high. If untreated, patients have a 40% chance of surviving five years. While the advent of new therapies has likely improved the five year survival rate to approximately 60%, there remains no specific cure for the disease. Despite the treatment progress during the last two decades there is still an unmet medical need for additional treatments. Proteo’s Elafin blocks the activity of enzymes that are involved in pulmonary arterial hypertension. We believe that this makes Elafin a highly promising compound for the treatment of the disease with a new mode of action. In preclinical studies, the treatment with Elafin attenuated fully developed PAH in an animal model with a pronounced and significant improvement of the vascular pathology, parameters of pulmonary hemodynamics, and right ventricular function. In humans, the obliteration of distal pulmonary arteries leads to a severe increase in pulmonary artery pressure and subsequently to right ventricular dysfunction. Reversal of this obliteration is a key goal in the treatment of PAH.

Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The group presented preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data showed that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project. In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one preclinical project for each disease, all three of which are notoriously difficult to treat: pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection. The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol).

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package. The researchers presented results of a biodistribution study with radiolabeled Elafin at the 50th annual meeting of the German Society of Nuclear Medicine (DGN) held in Bremen, April 2012. They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney.

Life-threatening Infections

In June 2010, the Company has signed a cooperative research and development agreement with the US Army Medical Research Institute of Infectious Diseases (“USAMRIID”). This agreement allows USAMRIID to use Proteo's Elafin and related scientific data in order to plan and conduct preclinical research on the development of new therapeutic strategies to combat life-threatening infectious diseases, in an investigation into the use of Elafin as a co-therapy with antibiotics.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The Chief Executive Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG has four employees as of December 31, 2012.

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

The patents related to the substance Elafin expired in 2012. Elastase inhibitors such as Elafin have been under research and development in the pharmaceutical industry for decades. Currently, hundreds of related patents have been granted. Most of these substances are produced synthetically, and are not applicable in the treatment of human diseases. Currently two elastase inhibitors are used as pharmaceuticals, alpha-1-antitrypsin worldwide and Sivelestat in Japan and Korea.

Alpha-1-antitrypsin

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Alpha-1-antitrypsin is marketed for more than 20 years currently by Grifols, CSL Behring and Baxter as a plasma-derived product to supply patients with genetic deficiency of functional alpha-1-antitrypsin.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000 the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach.  In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin.  After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis – Liquidity and Capital Resources, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

The original patents related to the substance Elafin all expired in 2012. As a result, the Company will no longer be required to pay Astra Zeneca, Inc. a royalty for the use of patents related to Elafin.

Please see Management’s Discussion and Analysis – Interest and Other Income, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

EMPLOYEES

As of December 31, 2012, Proteo had four employees, all working at our offices in Germany.

ITEM 1A. – RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into several leases for office and laboratory facilities. The aggregate monthly rental under the foregoing leases was approximately $4,700.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2012 and 2011 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2012	First Quarter	$0.37	$0.05
	Second Quarter	0.40	0.17
	Third Quarter	0.33	0.16
	Fourth Quarter	0.35	0.16
2011	First Quarter	$0.80	$0.21
	Second Quarter	0.96	0.40
	Third Quarter	0.36	0.05
	Fourth Quarter	0.40	0.22

On March 20, 2013, the last sales price of our common stock was $0.29 per share. No cash dividends have been paid on our common stock for the 2012 and 2011 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 20, 2013, the number of shareholders of record of the Company's common stock was 1,745.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2012.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities in 2011 and 2012.

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

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug sales will reach U.S. $112.1 billion by 2014. This market is increasingly attractive for pharmaceutical companies, as evidenced by takeovers of orphan drug focused companies, e.g. Genentech by Roche and Genzyme by Sanofi-Aventis.

The specific orphan drug legislation, especially in the United States and in the European Union, makes the development of drugs for rare diseases very appealing. Orphan drug designation provides marketing exclusivity for seven and ten years, respectively and contributes to a significant reduction in development costs, mainly due to small patients populations allowing for smaller clinical trials. Orphan drugs require typically 75% lower R&D costs than standard drugs. The limited number of specialized physicians treating these rare diseases facilitates the marketing of orphan drugs.

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

Proteo has obtained Orphan drug designations for the use of Elafin in the treatment pulmonary arterial hypertension in the US and within the European Union for the use of Elafin in the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma.

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

Highlights 2012

•	At year end 2012, the FDA grants Proteo Orphan Drug Designation to Elafin for the treatment of pulmonary arterial hypertension.

•	Significant progress of the EMPIRE phase II trial in coronary bypass patients: A planned interim safety analysis of the EMPIRE study has been conducted and no safety concerns were raised. In December 2012, the patient recruitment for the EMPIRE study has surpassed expectations and 75 percent of the patients had been enrolled in the trial. An EMPIRE sub-study on 10 healthy volunteers was approved which is designed to aid the interpretation of the imaging findings in the EMPIRE patients.

•	Development program for Elafin in vascular damage: A biodistribution study with radio labeled elafin was presented at the 50th annual meeting of the German Society of Nuclear Medicine (DGN) held in Bremen, April 2012.

•	Further rationale for Elafin treatment in newborn infants: Convincing preclinical evidence in a neonatal pulmonary model

•	In 2012, the increasing interest of the scientific community in function and possible uses of Elafin led to 23 scientific publications on Elafin.

Further details are described in Item 1.

During March 2013, management made the decision to close their research plant as significant in house process development was no longer deemed necessary. Capitalized plant costs at December 31, 2012 of $195,000, net of accumulated depreciation of $159,000, will likely be written off in 2013.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2012 were approximately $742,000, a decrease of approximately $71,000 over the year ended December 31, 2011. This decrease is primarily due to a decrease in research and development expenses during the year ended December 31, 2012 of approximately $54,000, and a decrease of general and administrative expenses of $17,000.  Research and development expenses decreased primarily as a result of higher expenses in 2011 for clinical research related to the start of the EMPIRE trial, as previously discussed.  General and administrative expenses decreased primarily due to decreased professional fees related to cost cutting efforts.

INTEREST AND OTHER INCOME

Interest and other income for the year ended December 31, 2012 approximated $49,000, an increase of $14,000 from the year ended December 31, 2011.  The increase was primarily driven by the recognition of approximately $60,000 of late fees on the preferred stock subscription agreement during 2012, with no similar income in 2011, partly offset by foreign currency transaction losses in 2012 compared to gains in 2011. Certain obligations of the Company are denominated in Euros. A strengthening U.S. Dollar compared to the Euro during 2011 resulted in a foreign currency transaction gain of approximately $28,000 in 2011, compared to a loss of $29,000 realized in 2012 due to a strengthening Euro.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced gains (losses) of approximately $34,000 and ($17,000) due to foreign currency translation adjustments during the years ended December 31, 2012 and 2011, respectively. This represents a net increase of approximately $50,000. The increase is primarily due to a weakening U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2012 compared to a strengthening U.S. Dollar in 2011.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,281,000 and $2,064,000 at December 31, 2012 and 2011, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of December 31, 2012, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,557,000 and $5,953,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2012 and 2011, the Company received payments approximating $362,000 and $622,000, respectively, in connection with a subscription agreement for the sale of Series A Preferred Stock. The related note receivable was paid in full at December 31, 2012.

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

In December 2012, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2015. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $376,000 as of December 31, 2012 to support current and future operations. This is a decrease of $222,000 over the December 31, 2011 cash balance of approximately $598,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 12 to 15 months. As for periods beyond the next 15 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and

•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond December 2013.

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all, to support operations past 2013.

RESEARCH SUPPLIES

The Company’s capitalized research supplies have decreased from $429,000 at December 31, 2011 to $368,000 at December 31, 2012. The decrease is primarily the result of supplies being consumed in connection with the clinical research and development activities, as discussed previously in Part 1, Item 1 of this Form 10-K.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2012 and 2011.

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

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Such accumulated amounts approximated $187,000 and $153,000 at December 31, 2012 and 2011, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid 30,000 Euros under this agreement during the year ended December 31, 2012 and realized a $3,000 gain. The Company made no payments under this licensing agreement during the year ended December 31, 2011, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately ($29,000) and $28,000 for the years ended December 31, 2012 and 2011, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2012 and 2011, the Company did not increase or decrease the liability for unrecognized tax benefit related to uncertain tax positions in prior periods nor did the Company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2012, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., various states, and Germany. The Company's 2008 through 2012 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2008.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' equity (deficit) during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' equity.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2012 or 2011.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2012, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer   and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2012. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

NAME	AGE	POSITIONS
Birge Bargmann	51	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke, Ph.D.	48	Secretary
Prof. Oliver Wiedow, M.D.	55	Director
Prof. Hartmut Weigelt, Ph.D.	67	Director

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2012 by each person who served as the principal executive officer of Proteo during fiscal years ended 2012 and 2011. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2012	$ 142,450	-0-	-0-	-0-	-0-	-0-	-0-	142,450
(Chief Executive Officer and Chief Financial Officer)	2011	$ 153,750	-0-	-0-	-0-	-0-	-0-	-0-	153,750

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Prof. Hartmut Weigelt, Ph.D.	54,000	*
All directors and executive officers as a group (4 persons)	12,744,000	53.4%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2012.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In both December 2008 and February 2012, the Company paid Dr. Wiedow 30,000 Euros. No other payments were made under this agreement. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of each payment. Specifically, the Licensor defers to April 15, 2015 the installments payable by Licensee in the amount of 330,000 Euros, which otherwise would be due on December 31, 2012 (30,000 €), April 15, 2013 (60,000 €), December 31, 2013 (120,000 €) and December 31, 2014 (120,000€). While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2012) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2012 and 2011, the Company has accrued approximately $753,000 and $777,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $0 and $155,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $65,000 and $64,000 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $8,000 and $10,000 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2012 that were not included in the three categories above.

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
18

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
19

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19

Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow(Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20	Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow. ***
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

20

PROTEO, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011 and for the Period From November 22, 2000 (Inception) Through December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011 and for the Period From November 22, 2000 (Inception) Through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the Period from November 22, 2000 (Inception) Through December 31, 2012	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Proteo, Inc.

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011, and for the period from November 22, 2000 (Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, and for the period from November 22, 2000 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 29, 2013

Newport Beach, California

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$375,722	$597,857
Research supplies	368,407	429,343
Prepaid expenses and other current assets	40,530	39,619
	784,659	1,066,819

PROPERTY AND EQUIPMENT, NET	82,728	122,990
	$867,387	$1,189,809

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,214	$92,843
Accrued licensing fees	0	155,400
	92,214	248,243

LONG TERM LIABILITIES
Accrued licensing fees	753,426	621,600
	753,426	621,600

COMMITMENTS AND CONTINGENCIES - See Note 6

STOCKHOLDERS' EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 661,500 shares issued and outstanding (Liquidation preference - Note 3)	695	695

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Note receivable for sale of preferred stock	–	(362,017)
Accumulated other comprehensive income	186,699	153,129
Deficit accumulated during development stage	(8,757,161)	(8,063,355)
Total Proteo, Inc. Stockholders' Equity	21,747	319,966
Noncontrolling Interest	–	–
Total Stockholders' Equity	21,747	319,966
Total Liabilities and Stockholders' Equity	$867,387	$1,189,809

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2012

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2012	2011	2012

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–

EXPENSES
General and administrative	314,788	331,975	5,387,558
Research and development	427,748	481,819	3,958,458
	742,536	813,794	9,346,016
INTEREST AND OTHER INCOME (EXPENSE), NET	48,730	34,838	525,946
NET LOSS	(693,806)	(778,956)	(8,820,070)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(693,806)	(778,956)	(8,757,066)

PREFERRED STOCK DIVIDEND	–	(33)	(95)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(693,806)	$(778,989)	$(8,757,161)
BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(693,806)	$(778,956)	$(8,757,066)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	33,570	(16,551)	186,699
COMPREHENSIVE LOSS	$(660,236)	$(795,507)	$(8,570,367)

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2012

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
BALANCE - November 22, 2000 (Inception)	–	$–	–	$–	$–	$–	$–	$–	$–
Common stock subscribed at $0.001 per share	–	–	4,800,000	4,800	–	(4,800)	–	–	–
Common stock issued for cash at $3.00 per share	–	–	50,000	50	149,950	–	–	–	150,000
Reorganization with Proteo Biotech AG	–	–	2,500,000	2,500	6,009	–	–	–	8,509
Net loss	–	–	–	–	–	–	–	(60,250)	(60,250)
BALANCE - December 31, 2000	–	–	7,350,000	7,350	155,959	(4,800)	–	(60,250)	98,259
Common stock issued for cash at $3.00 per share	–	–	450,000	450	1,349,550	–	–	–	1,350,000
Cash received for common stock subscribed at $0.001 per share	–	–	–	–	–	4,800	–	–	4,800
Common stock issued for cash at $0.40 per share	–	$–	201,025	$201	$80,209	$–	$–	$–	$80,410
Common stock subscribed at $0.40 per share	–	–	5,085,487	5,086	2,029,109	(2,034,195)	–	–	–
Common stock issued for cash to related parties at $0.001 per share	–	–	7,200,000	7,200	–	–	–	–	7,200
Other loss comprehensive	–	–	–	–	–	–	(20,493)	–	(20,493)
Net loss	–	–	–	–	–	–	–	(374,111)	(374,111)
BALANCE - December 31, 2001	–	–	20,286,512	20,287	3,614,827	(2,034,195)	(20,493)	(434,361)	1,146,065
Common stock issued in connection with reverse merger	–	–	1,313,922	1,314	(1,314)	–	–	–	–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	406,440	–	–	406,440
Other comprehensive income	–	$–	–	$–	$–	$–	$116,057	$–	$116,057
Net loss	–	–	–	–	–	–	–	(1,105,395)	(1,105,395)
BALANCE - December 31, 2002	–	–	21,600,434	21,601	3,613,513	(1,627,755)	95,564	(1,539,756)	563,167
Common stock issued for cash at $0.60 per share	–	–	66,667	67	39,933	–	–	–	40,000

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2012

(continued)

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	387,800	–	–	387,800
Other comprehensive income	–	–	–	–	–	–	164,399	–	164,399
Net loss	–	–	–	–	–	–	–	(620,204)	(620,204)
BALANCE -December 31, 2003	–	–	21,667,101	21,668	3,653,446	(1,239,955)	259,963	(2,159,960)	535,162
Common stock issued for cash at $0.40 per share	–	–	412,249	412	164,588	–	–	–	165,000
Cash received for common stock subscribed at $0.40 per share	–	$–	–	$–	$–	$680,000	$–	$–	$680,000
Other comprehensive income	–	–	–	–	–	–	93,186	–	93,186
Net loss	–	–	–	–	–	–	–	(639,746)	(639,746)
BALANCE - December 31, 2004	–	–	22,079,350	22,080	3,818,034	(559,955)	353,149	(2,799,706)	833,602
Common stock subscribed at $0.84 per share	–	–	300,000	300	251,700	(252,000)	–	–	–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	435,284	–	–	435,284
Other comprehensive loss	–	–	–	–	–	–	(134,495)	–	(134,495)
Net loss	–	–	–	–	–	–	–	(1,131,781)	(1,131,781)
BALANCE - December 31, 2005	–	–	22,379,350	22,380	4,069,734	(376,671)	218,654	(3,931,487)	2,610
Common stock subscribed at $0.60 per share	–	$–	1,500,000	$1,500	$898,500	$(900,000)	$–	$–	$–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	414,590	–	–	414,590
Other comprehensive income	–	–	–	–	–	–	61,737	–	61,737
Net loss	–	–	–	–	–	–	–	(649,868)	(649,868)
BALANCE - December 31, 2006	–	–	23,879,350	23,880	4,968,234	(862,081)	280,391	(4,581,355)	(170,931)
Cash received for common stock subscribed at $0.60 per share	–	–	–	–	–	862,081	–	–	862,081
Other comprehensive income	–	–	–	–	–	–	89,987	–	89,987
Net loss	–	–	–	–	–	–	–	(445,169)	(445,169)
BALANCE - December 31, 2007	–	–	23,879,350	23,880	$4,968,234	$–	$370,378	$(5,026,524)	$335,968
Preferred stock subscribed at $6.00 per share	600,000	$600	–	–	3,599,400	(3,600,000)	–	–	–
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	1,354,611	–	–	1,354,611
Other comprehensive loss	–	–	–	–	–	–	$(91,098)	–	$(91,098)
Net loss	–	–	–	–	–	–	–	(889,882)	(889,882)
BALANCE - December 31, 2008	600,000	$600	23,879,350	$23,880	$8,567,634	$(2,245,389)	279,280	$(5,916,406)	$709,599

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2012

(continued)

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	514,083	–	–	514,083
Preferred stock dividend	30,000	30		–				(30)
Other comprehensive income	–	–	–	–	–	–	$37,248	–	37,248
Net loss	–	–	–	–	–	–	–	(857,784)	(857,784)
BALANCE - December 31, 2009	630,000	$630	23,879,350	$23,880	$8,567,634	$(1,731,306)	$316,528	$(6,774,220)	$403,146
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	746,906	–	–	746,906
Preferred stock dividend	31,500	32		–				(32)
Other comprehensive loss	–	–	–	–	–	–	$(146,848)	–	(146,848)
Net loss	–	–	–	–	–	–	–	(510,114)	(510,114)
BALANCE - December 31, 2010	661,500	$662	23,879,350	$23,880	$8,567,634	$(984,400)	$169,680	$(7,284,366)	$493,090
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	622,383	–	–	622,383
Preferred stock dividend	33,090	33		–				(33)
Other comprehensive loss	–	–	–	–	–	–	$(16,551)	–	(16,551)
Net loss	–	–	–	–	–	–	–	(778,956)	(778,956)
BALANCE - December 31, 2011	694,590	$695	23,879,350	$23,880	$8,567,634	$(362,017)	$153,129	$(8,063,355)	$319,966
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	362,017	–	–	362,017
Other comprehensive loss	–	–	–	–	–	–	$33,570	–	33,570
Net loss	–	–	–	–	–	–	–	(693,806)	(693,806)
BALANCE - December 31, 2012	694,590	$695	23,879,350	$23,880	$8,567,634	$–	$186,699	$(8,757,161)	$21,747

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

  PROTEO, INC. AND SUBSIDIARY

  (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2012

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(693,806)	$(778,956)	$(8,757,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,651	48,498	529,495
Bad debt expense	–	–	60,408
Loss on disposal of equipment	–	–	4,518
Foreign currency transaction (gains) losses	28,853	(8,223)	112,200
Changes in operating assets and liabilities:
Research supplies	67,936	57,753	(413,994)
Prepaid expenses and other current assets	(42)	(6,757)	(141,984)
Accounts payable and accrued liabilities	(1,403)	(13,024)	63,468
Deferred fees	–	–	11,944
Accrued licensing fees	(39,500)	–	621,213

NET CASH USED IN OPERATING ACTIVITIES	(596,311)	(700,709)	(7,909,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(4,048)	(638,921)
Cash of reorganized entity	–	–	27,638

NET CASH USED IN INVESTING ACTIVITIES	–	(4,048)	(611,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	362,017	622,383	6,790,975

NET CASH PROVIDED BY FINANCING ACTIVITIES	362,017	622,383	8,583,585

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12,159	(18,303)	313,218

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(222,135)	(100,677)	375,722
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	597,857	698,534	–

CASH AND CASH EQUIVALENTS--END OF PERIOD	$375,722	$597,857	$375,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend		$33	$95

Common stock issued for subscriptions receivable	$–	$–	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$–	$–	$8,509

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $8,757,000. There is no assurance of any future revenues. At December 31, 2012, the Company has working capital of approximately $692,000 and stockholders' equity of approximately $22,000.

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

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

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

The Company has not received any grant funds for the years ended December 31, 2012 and 2011, nor has it applied for any additional grants during such periods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2012 and 2011 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2012 and 2011 and for the period from November 22, 2000 (Inception) through December 31, 2012.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' equity. Accumulated gains approximated $187,000 and $153,000 at December 31, 2012 and 2011, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results The Company paid 30,000 Euros under this agreement during the year ended December 31, 2012 and realized a $3,000 gain. The Company made no payments under this licensing agreement during the year ended December 31, 2011, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately ($29,000) and $28,000 for the years ended December 31, 2012 and 2011, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

DECEMBER 31, 2012 AND 2011

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2012 and 2011. As noted in Subsequent Events below, during March 2013, management made the decision to close their research plant as significant internal research and development was no longer deemed necessary. Capitalized plant costs at December 31, 2012 of $195,000, net of accumulated depreciation of $159,000, will likely be written off in 2013. Other pieces of laboratory equipment are currently being evaluated and may be disposed or sold in 2013.

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

PATENTS AND LICENSES

The Company operates related to the Elafin technology under a technology license agreement with a related party (see Note 6). Under such license agreement, the Company has agreed to pay all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred. The original patents related to Elafin all expired in 2012; however, new patents are under development regarding the novel uses of Elafin.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2012 and 2011, the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company is currently not under examination by any taxing authorities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2012, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2012 or 2011.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements. During March 2013, management made the decision to close their research plant as significant internal research and development was no longer deemed necessary. Capitalized plant costs at December 31, 2012 of $195,000, net of accumulated depreciation of $159,000, will likely be written off in 2013. Other pieces of laboratory equipment are currently being evaluated and may be disposed or sold in 2013.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2012	2011
Technical and laboratory equipment	$408,761	$400,473
Plant	195,341	191,381
Leasehold improvements	4,914	4,815
Office equipment	23,072	22,606
	632,088	619,275
Less accumulated depreciation and amortization	(549,360)	(496,285)
Total	$82,728	$122,990

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $42,000 and $48,000 for the years ended December 31, 2012 and 2011, respectively.

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

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

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

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note.  Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000).  In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full.  As of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement (approximately $5,000 of which was applied to the late charge), and therefore the Investor was technically in default. The Company has not chosen to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement as of the filing of this Form 10-K. The receivable for late fees was fully reserved at December 31, 2011.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

3. STOCKHOLDERS' EQUITY (continued)

PREFERRED STOCK (continued)

On February 11, 2010, the Company entered into an Agreement on the Assumption of Debt (“Agreement”) between the Company, btd biotech development GmBH (“Assignee”), and Axel J. Kutscher (the “Guarantor” of the Note). Pursuant to the Agreement, the Company consented to Assignee’s assumption of the obligations owed to the Company by Investor under the Note, Stock Purchase Agreement and Forbearance Agreement. The Guarantor consented to the assumption of the obligations owed to the Company by Investor and acknowledged, agreed, and consented to the continuing validity of his guaranty. During the years ended December 31, 2012, 2011 and 2010, the Company received payments approximating $362,000 (including late fees approximating $60,000), $622,000 and $747,000, respectively, in connection with this agreement.  The note receivable was paid in full at December 31, 2012.

Effective June 30, 2011, 2010 and 2009, the Company declared stock dividends of 33,090 shares, 31,500 shares and 30,000 shares, respectively, of Series A Preferred Stock payable to its Series A Preferred Stock holders pursuant to the Stock Purchase Agreement.

4. NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement and contributed 50,000 Euros (approximately $63,000 at such time) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company or absorb losses beyond his ownership interest. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0, which has been reported as net loss attributable to noncontrolling interest in the accompanying consolidated financial statements.

 5. INCOME TAXES

There is no material income tax expense recorded for the years ended December 31, 2012 or 2011 due to the Company's net losses.

Income tax expense for the years ended December 31, 2012 and 2011 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2012	2011

Income tax benefit at U.S. federal statutory rates	$(243,000)	$(265,000)
Change in valuation allowance	243,000	265,000

	$–	$–

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

 5. INCOME TAXES (continued)

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,281,000 and $2,064,000 at December 31, 2012 and 2011, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and timing differences related to the recognition of accrued licensing fees.

As of December 31, 2012, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,577,000 and $5,953,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In both December 2008 and February 2012, the Company paid Dr. Wiedow 30,000 Euros. No other payments were made under this agreement. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of each payment. Specifically, the Licensor defers to April 15, 2015 the installments payable by Licensee in the amount of 330,000 Euros, which otherwise would be due on December 31, 2012 (30,000 Euros), April 15, 2013 (60,000 Euros), December 31, 2013 (120,000 Euros) and December 31, 2014 (120,000 Euros). While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2012) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2012 and 2011, the Company has accrued approximately $753,000 and $777,000, respectively, of licensing fees payable to Dr. Wiedow, of which approximately $0 and $155,000, respectively, is included in current liabilities with the remainder included in long-term liabilities.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2012.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Under this agreement, the Company had deferred certain amounts received until the expiration of a refund period in October 2010. Accordingly, approximately $108,000 is included as other income for 2010 in the accompanying consolidated statements of operations. The Company may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2012.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany on a month-to-month basis. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2012 and 2011 approximated $55,000, and $53,000, respectively.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2012 and 2011:

	2012	2011

Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(693,806)	$(778,956)
Preferred stock dividend	–	(33)
Net loss attributable to common stockholders	(693,806)	(778,989)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.03)	$(0.03)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: March 29, 2013	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

March 29, 2013

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	March 29, 2013

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	March 29, 2013

EXHIBIT INDEX

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Amendment to Articles of Incorporation, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.9	Certificate of Designation of Series A Preferred Stock dated June 5, 2008 (Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated August 1, 2007, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.13 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)
10.20	Letter Agreement dated February 5, 2013, between the Registrant and Dr. Oliver Wiedow. ***

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith