Form 10-Q
period 2013-06-30
PROTEO INC
filed 2013-08-13
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at July 24, 2013

PROTEO, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three- month and Six-month Periods Ended June 30, 2013 and 2012, and for the Period From November 22, 2000 (Inception) Through June 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2013 and 2012, and for the Period From November 22, 2000 (Inception) Through June 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203,132	$375,722
Research supplies	317,382	368,407
Prepaid expenses and other current assets	9,815	40,530
	530,329	784,659

PROPERTY AND EQUIPMENT, NET	24,669	82,728
	$554,998	$867,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$43,295	$92,214
	43,295	92,214

LONG TERM LIABILITIES
Accrued licensing fees	741,741	753,426
	741,741	753,426

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares issued and outstanding	695	695
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Accumulated other comprehensive income	165,039	186,699
Deficit accumulated during development stage	(8,987,286)	(8,757,161)

Total Proteo, Inc. Stockholders' (Deficit) Equity	(230,038)	21,747

Noncontrolling Interest	–	–

Total Stockholders' (Deficit) Equity	(230,038)	21,747

Total Liabilities and Stockholders' (Deficit) Equity	$554,998	$867,387

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2013

	THREE MONTHS ENDED		SIX MONTHS ENDED		NOVEMBER 22, 2000 (INCEPTION)
	JUNE 30,		JUNE 30,		THROUGH
	2013	2012	2013	2012	2013

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–	$–	$–

EXPENSES
General and administrative	40,151	57,610	93,643	120,438	5,481,201
Research and development	96,907	97,852	150,043	227,166	4,108,501
	137,058	155,462	243,686	347,604	9,589,702

INTEREST AND OTHER INCOME (EXPENSE), NET	(20,110)	96,043	13,561	59,412	539,507

NET LOSS	(157,168)	(59,419)	(230,125)	(288,192)	(9,050,195)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	–	–	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(157,168)	(59,419)	(230,125)	(288,192)	(8,987,191)

PREFERRED STOCK DIVIDEND	–	–	–	–	(95)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(157,168)	$(59,419)	$(230,125)	$(288,192)	$(8,987,286)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(157,168)	$(59,419)	$(230,125)	$(288,192)	$(8,987,191)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	21,243	(92,149)	(21,660)	(43,749)	165,039

COMPREHENSIVE LOSS	$(135,925)	$(151,568)	$(251,785)	$(331,941)	$(8,822,152)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH JUNE 30, 2013

	SIX MONTHS ENDED		NOVEMBER 22, 2000 THROUGH
	JUNE 30,		JUNE 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(230,125)	$(288,192)	$(8,987,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,455	21,567	540,950
Allowance for bad debts	–	(55,753)	60,408
Loss on disposal of equipment	11,438	–	15,956
Foreign currency transaction (gains) losses	(21,892)	(758)	90,308
Changes in operating assets and liabilities:
Research supplies	45,732	35,725	(368,262)
Prepaid expenses and other current assets	30,343	8,260	(111,641)
Accounts payable and accrued liabilities	(48,478)	(33,241)	14,990
Deferred fees	–	–	11,944
Accrued licensing fees	–	(39,500)	621,213

NET CASH USED IN OPERATING ACTIVITIES	(201,527)	(351,892)	(8,111,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	34,663	–	34,663
Acquisition of property and equipment	–	–	(638,921)
Cash of reorganized entity	–	–	27,638

NET CASH USED IN INVESTING ACTIVITIES	34,663	–	(576,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	–	417,770	6,790,975

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	417,770	8,583,585

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,726)	(12,188)	307,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(172,590)	53,690	203,132
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	375,722	597,857	–

CASH AND CASH EQUIVALENTS--END OF PERIOD	$203,132	$651,547	$203,132

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2013, for the three-month and six-month periods ended June 30, 2013 and 2012, and for the period from November 22, 2000 (Inception) through June 30, 2013 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 29, 2013.

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

DEVELOPMENT STAGE CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any significant revenues from operation. There is no assurance of any future revenues. At June 30, 2013, the Company has working capital of approximately $487,000. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (UNAUDITED)

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

June 30, 2013 (UNAUDITED)

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2013 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2013 and 2012 and for the period from November 22, 2000 (Inception) through June 30, 2013, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2012 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

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

There were no issuances of common stock during the six-month periods ended June 31, 2013 and 2012, nor have any stock options been granted from inception to date.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (UNAUDITED)

3.   DISPOSAL OF PROPERTY & EQUIPMENT

During the three-months ended March 31, 2013, management made the decision to terminate the month-to-month lease at its pilot research plant as significant in-house process development for fermentation is no longer deemed necessary. In connection with this matter, property and equipment with a net depreciated book value of approximately $46,000 was disposed of for cash proceeds approximating $35,000. The net loss approximating $11,000 is included in interest and other income (expense), net, in the accompanying condensed consolidated statements of operations and comprehensive loss.

4.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2013 and 2012. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

5.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $165,000 at June 30, 2013 and $187,000 at December 31, 2012.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $22,000 and $1,000 for the six-month periods ended June 30, 2013 and 2012, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

7.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (UNAUDITED)

8.   LONG-TERM LIABILITIES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in 2004 and again in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result installments payable by Licensee in the amount of 330,000 Euros are due on April 15, 2015, and installments of 120,000 Euros are due on December 31, 2015 and 2016. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2012) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of June 30, 2013.

At June 30, 2013, the Company has accrued approximately $742,000 of licensing fees payable to Dr. Wiedow which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $753,000 at December 31, 2012, which was solely due to changes in foreign currency exchange rates.

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

There is no material income tax expense recorded for the periods ended June 30, 2013 and 2012, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of June 30, 2013, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,316,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $550,000 and $1,517,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $249,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of June 30, 2013, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

Treatment of Coronary Bypass Patients

The EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study is a placebo-controlled, double-blinded, Phase-II clinical trial. The aim of the study is to investigate the efficacy and safety of intraoperatively administered Elafin in coronary bypass surgery. The recruitment and treatment of patients into the EMPIRE Study was started in the third quarter of 2011. Up to date, two planned interim safety analyses of the EMPIRE study have already been conducted. No safety concerns were raised by the Data Monitoring Committee and the continuation of the trial was recommended. In the second quarter 2013, the Protocol for the Study has been revised to increase the number of Study Participants from 80 to 118. In July 2013, the first participant to the extension has been recruited. The study is being performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research. The study is funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

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

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Proteo has obtained Orphan drug designation within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The group presented preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data showed that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project. In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one preclinical project for each disease, all three of which are notoriously difficult to treat: pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection.

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). At year end 2012, the FDA granted Proteo Orphan Drug Designation to Elafin for the treatment of pulmonary arterial hypertension. In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels associated with a pronounced improvement of the disease.

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package. The researchers presented results of a biodistribution study with radiolabeled Elafin at the 25th Annual Congress of the European Association of Nuclear Medicine held in Milan, October 2012. They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the six-month period ended June 30, 2013 approximated $244,000, a decrease of approximately $104,000 over the respective period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and six-month periods decreased $17,000 and $27,000 respectively, which was due to lower professional fees related to SEC filings, as well as lower depreciation and lease expenses driven by Management’s decision to terminate the month-to-month lease at its pilot research plant during the three-months ended March 31, 2013, as significant in-house process development for fermentation was no longer deemed necessary. Research and development expenses decreased $1,000 and $77,000 over the same period. The decrease in research and development expenses was primarily driven by a decrease in research related wages in 2013 as well as reduction to research related expenditures. The clinical research described above was primarily conducted prior to 2013.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and six-month periods ended June 30, 2013 approximated ($20,000) and $14,000, respectively, compared to $96,000 and $59,000 for the respective periods in 2012, a net decrease of approximately $116,000 and $46,000, respectively.  The decrease are driven primarily by foreign currency transaction losses during the second quarter of 2013 due to a weakening of the U.S. Dollar compared to the Euro, compared to a strengthening U.S. Dollar during the similar period in 2012. Furthermore, the Company recognized $56,000 of late fees on the preferred stock subscription agreement during the three-month period ended June 30, 2012, with no similar gains in 2013. The subscription agreement has been repaid in full, so no further gains are expected.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2013 and 2012, due to the Company's net losses. As of June 30, 2013, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,316,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $550,000 and $1,517,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $249,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,618,000 and $6,069,000, respectively at June 30, 2013, which are expected to begin expiring in 2025 for federal purpose and for foreign purpose it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net loss of approximately $22,000 and $44,000 in foreign currency translation adjustments during the six-month periods ended June 30, 2013 and 2012, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2013, the Company received payments approximating $35,000 in connection with the closure of its pilot plant for recombinant production scale up for the sale of large scale fermentation equipment. During the first quarter of 2013, management made the decision to close the pilot plant as significant in house process development for fermentation was no longer deemed necessary.

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

The Company has cash approximating $203,000 as of June 30, 2013 to support current and future operations. This is a decrease of $173,000 over the December 31, 2012 cash balance of approximately $376,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 12 months. As for periods beyond the next 12 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from outside licensing activities and secure additional funding through the sale of its Common/Preferred Stock and/or debt securities. There can be no assurance, however, that the Company will be able to generate revenues from outside licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all.

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $83,000 at December 31, 2012 to $25,000 at June 30, 2013. The decrease is primarily the result of the closure of the pilot plant and related sales of large scale fermentation equipment, as previously discussed. Weakening of the Euro (our functional currency) compared to the U.S. Dollar (our reporting currency) further contributed to the decrease.

RESEARCH SUPPLIES

The Company’s capitalized research supplies decreased $51,000 between December 31, 2012 and June 30, 2013. The decrease was due to both the consumption of some materials during the second quarter of 2013, and a weakening Euro compared to the U.S. Dollar.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: August 12, 2013	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

