Form 10-Q
period 2013-09-30
PROTEO INC
filed 2013-11-12
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at November 8, 2013

PROTEO, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three- month and Nine-month Periods Ended September 30, 2013 and 2012, and for the Period From November 22, 2000 (Inception) Through September 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2013 and 2012, and for the Period From November 22, 2000 (Inception) Through September 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$488,190	$375,722
Research supplies	364,579	368,407
Prepaid expenses and other current assets	12,386	40,530
	865,155	784,659

PROPERTY AND EQUIPMENT, NET	22,874	82,728
	$888,029	$867,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$60,429	$92,214
Deposit liability	351,420	–
	411,849	92,214

LONG TERM LIABILITIES
Accrued licensing fees	770,925	753,426
	770,925	753,426

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 694,590 shares issued and outstanding	695	695

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,567,634	8,567,634
Accumulated other comprehensive income	215,317	186,699
Deficit accumulated during development stage	(9,102,271)	(8,757,161)
Total Proteo, Inc. Stockholders' (Deficit) Equity	(294,745)	21,747
Noncontrolling Interest	–	–
Total Stockholders' (Deficit) Equity	(294,745)	21,747
Total Liabilities and Stockholders' (Deficit) Equity	$888,029	$867,387

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2013

					NOVEMBER 22,
					2000
					(INCEPTION)
	THREE MONTHS ENDED		NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012	2013

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–	$–	$–

EXPENSES
General and administrative	37,057	64,255	130,700	184,693	5,518,258
Research and development	23,892	136,351	173,935	363,517	4,132,393
	60,949	200,606	304,635	548,210	9,650,651
INTEREST AND OTHER INCOME (EXPENSE), NET	(54,036)	17,439	(40,475)	76,851	485,471
NET LOSS	(114,985)	(183,167)	(345,110)	(471,359)	(9,165,180)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	–	–	63,004
NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(114,985)	(183,167)	(345,110)	(471,359)	(9,102,176)

PREFERRED STOCK DIVIDEND	–	–	–	–	(95)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(114,985)	$(183,167)	$(345,110)	$(471,359)	$(9,102,271)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC.
COMMON SHAREHOLDERS	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(114,985)	$(183,167)	$(345,110)	$(471,359)	$(9,102,176)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	50,278	34,872	28,618	(8,877)	215,317

COMPREHENSIVE LOSS	$(64,707)	$(148,295)	$(316,492)	$(480,236)	$(8,886,859)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			NOVEMBER 22,
			2000
			(INCEPTION)
	NINE MONTHS ENDED		THROUGH
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(345,110)	$(471,359)	$(9,102,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,182	31,594	543,677
Allowance for bad debts	–	–	60,408
Loss on disposal of equipment	11,471	–	15,989
Foreign currency transaction (gains) losses	7,292	(9,203)	119,492
Changes in operating assets and liabilities:
Research supplies	12,062	80,173	(401,932)
Prepaid expenses and other current assets	28,306	1,545	(113,678)
Accounts payable and accrued liabilities	(32,500)	(24,865)	30,968
Deposit liability	351,420	–	351,420
Deferred fees	–	–	11,944
Accrued licensing fees	–	(39,500)	621,213
NET CASH USED IN OPERATING ACTIVITIES	47,123	(431,615)	(7,862,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	34,663	–	34,663
Acquisition of property and equipment	–	–	(638,921)
Cash of reorganized entity	–	–	27,638
NET CASH USED IN INVESTING ACTIVITIES	34,663	–	(576,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from subscribed common stock and issuance of preferred stock to related party	–	362,017	6,790,975
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	362,017	8,583,585
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	30,682	13	343,900
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,468	(69,585)	488,190
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	375,722	597,857	–
CASH AND CASH EQUIVALENTS--END OF PERIOD	$488,190	$528,272	$488,190

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2013, for the three-month and nine-month periods ended September 30, 2013 and 2012, and for the period from November 22, 2000 (Inception) through September 30, 2013 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the “Company” or “Proteo”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 29, 2013.

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

DEVELOPMENT STAGE CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any significant revenues from operation. There is no assurance of any future revenues. At September 30, 2013, the Company has working capital of approximately $453,000. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (UNAUDITED)

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

Based on current cash on hand, estimates of future operating expenditures and incomes, management believes that the Company has sufficient cash to cover its operations for the next 15 to 18 months. There is no assurance that actual operating expenses will match management's estimates. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2013 (UNAUDITED)

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2013 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2013 and 2012 and for the period from November 22, 2000 (Inception) through September 30, 2013, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

There were no issuances of common stock during the nine-month periods ended September 30, 2013 and 2012, nor have any stock options been granted from inception to date.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (UNAUDITED)

3.   DISPOSAL OF PROPERTY & EQUIPMENT

During the first quarter 2013, management made the decision to terminate the month-to-month lease at its pilot research plant as significant in-house process development for fermentation is no longer deemed necessary. In connection with this matter, property and equipment with a net depreciated book value of approximately $46,000 was disposed of for cash proceeds approximating $35,000. The net loss approximating $11,000 is included in interest and other income (expense), net, in the accompanying condensed consolidated statements of operations and comprehensive loss.

4.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2013 and 2012. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

5.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $215,000 at September 30, 2013 and $187,000 at December 31, 2012.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately ($7,000) and $9,000 for the nine-month periods ended September 30, 2013 and 2012, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

7.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (UNAUDITED)

8.   LONG-TERM LIABILITIES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in 2004 and again in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result installments payable by Licensee in the amount of 330,000 Euros are due on April 15, 2015, and installments of 120,000 Euros are due on December 31, 2015 and 2016. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (0.12% as of January 1, 2012) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of September 30, 2013.

At September 30, 2013, the Company has accrued approximately $771,000 of licensing fees payable to Dr. Wiedow which are included in long-term liabilities. This is an increase over the respective accrual of approximately $753,000 at December 31, 2012, which was solely due to changes in foreign currency exchange rates.

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

There is no material income tax expense recorded for the periods ended September 30, 2013 and 2012, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of September 30, 2013, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,412,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $556,000 and $1,587,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $269,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2013, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

10. DEPOSIT LIABILITY

In September 2013, the Company received 260,000 Euros ($351,000) from one unrelated party as a deposit for 29,000 shares of its Series A Preferred at a stock price of $14.50 per share. The sale was approved by the Board of Directors in October 2013, and such shares were issued subsequent to September 30, 2013. As such, a deposit liability of $351,000 is included in current liabilities at September 30, 2013 in the accompanying condensed consolidated balance sheets.

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

Such differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

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

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication, especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. Orphan drug designation assures exclusive marketing rights for the treatment of the respective disease within the EU for a period of up to ten years after receiving market approval. In addition, a simplified, accelerated and less expensive approval procedure with the assistance of European Medicines Agency (“EMA”), the European FDA equivalent, can be drawn upon.

Within the United States, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy. These designations are associated with reduced fees to regulatory agencies and guarantees a 7-year marketing exclusivity in the U.S. on drug sales for the first company to obtain marketing approval of a particular drug.

For the development of its lead product, Elafin, Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the U.S. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (NIH) and the British Medical Research Council (MRC), support preclinical and clinical studies on Elafin with high volume grants.

Proteo currently focuses on the clinical development of Elafin for treatment of postoperative inflammatory complications in the surgical therapy of esophagus carcinoma. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with Universities and our licensing partner Minapharm Pharmaceuticals SAE (“Minapharm”).

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

Treatment of Esophagus Carcinoma

A double-blind, randomized, placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing esophagectomy for esophagus carcinoma. We announced the favorable influence of Elafin treatment on the postoperative recovery in February 2011. The trial showed that intravenously administered Elafin had a clear positive effect on the period of recovery: 63 percent of the Elafin-treated patients required only one day of postoperative intensive care. All patients in the placebo group needed several days of postoperative intensive medical care. In January 2010, Orphan Drug Designation was awarded to the Company by the European Commission for the use of Elafin in the treatment of esophagus carcinoma. In March 2013, the U.S. Food and Drug Administration (“FDA”) granted orphan drug designation to Elafin for the prevention of inflammatory complications of transthoracic esophagectomy.

Treatment of Coronary Bypass Patients

The EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study is a placebo-controlled, double-blinded, Phase-II clinical trial. The aim of the study is to investigate the efficacy and safety of Elafin in coronary bypass surgery. The Study began in the third quarter of 2011. No safety concerns were raised by the Data Monitoring Committee at the two planned interim safety analyses of the study. The recruitment period for the EMPIRE study is now closed after a total of 87 participants have been recruited. The study results are expected in the first quarter of 2014. In addition, the Edinburgh study team conducted an EMPIRE sub-study with 10 healthy volunteers to aid the interpretation of the imaging findings in the EMPIRE patients. Both studies were performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research, and the Edinburgh Clinical Trials Unit. The studies were funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

Treatment of Kidney Transplantation

In August 2007,the Company entered into a license agreement with Minapharm, a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm has initiated a Phase II clinical trial on the use of Elafin in kidney transplantation patients. This trial focused on the prevention of acute organ rejection and will be conducted at the University of Cairo. The start and conduct of the trial may be influenced by the actual political situation in Egypt. At this time, the consequences cannot be overseen by management.

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Proteo has obtained Orphan drug designation within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The group presented preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data showed that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010, the cooperation agreement with Stanford University was extended by a further project. In the third quarter of 2011, the Stanford School of Medicine research team led by Marlene Rabinovitch was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant will fund one preclinical project for each disease, all three of which are notoriously difficult to treat: pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection.

The group published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). At year end 2012, the FDA granted Proteo Orphan Drug Designation to Elafin for the treatment of pulmonary arterial hypertension. In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease.

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement, the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is funding the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package. The researchers presented results of a biodistribution study with radiolabeled Elafin at the 25th Annual Congress of the European Association of Nuclear Medicine held in Milan, October 2012. They found high accumulation of Elafin in the kidney and concluded that this could be significant for the future treatment of reperfusion injury of the kidney. In a rat model of percutaneous transluminal balloon angioplasty, the researchers demonstrated that Elafin administration prevented intima hyperplasia. This represents further indication, that Elafin might be effective in preventing restenosis after balloon angioplasty, which is a frequent complication of this intervention in humans.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the nine-month period ended September 30, 2013 approximated $305,000, a decrease of approximately $244,000 over the respective period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods ended September 30, 2013 decreased $27,000 and $54,000 respectively, which was due to lower professional fees related to SEC filings, as well as lower depreciation and lease expenses driven by Management’s decision to terminate the month-to-month lease at its pilot research plant during the first quarter of 2013, as significant in-house process development for fermentation was no longer deemed necessary. Research and development expenses decreased $112,000 and $190,000 over the same periods. The decrease in research and development expenses was primarily driven by a decrease in research related wages in 2013 as well as reduction to research related expenditures. The costs for the clinical research described above occurred primarily prior to 2013.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) for the three-month and nine-month periods ended September 30, 2013 approximated ($54,000) and ($40,000), respectively, compared to $17,000, and $77,000 for the respective periods in 2012, a net decrease of approximately $71,000 and $117,000, respectively.  The decreases are driven primarily by foreign currency transaction losses during the second and third quarters of 2013 due to a weakening of the U.S. Dollar compared to the Euro, compared to a strengthening U.S. Dollar during the similar period in 2012. Furthermore, the Company recognized $60,000 of late fees on the preferred stock subscription agreement during the nine-month period ended September 30, 2012, with no similar gains in 2013. The subscription agreement has been repaid in full, so no further gains are expected.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2013 and 2012, due to the Company's net losses. As of September 30, 2013, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,412,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $556,000 and $1,587,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $269,000.

The Company has federal and foreign net operating loss carry forwards approximating $1,637,000 and $6,347,000, respectively, at September 30, 2013, which are expected to begin expiring in 2025 for federal purposes and for foreign purposes it has an indefinite life. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax NOLs could be severely restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net gain (loss) of approximately $29,000 and ($9,000) in foreign currency translation adjustments during the nine-month periods ended September 30, 2013 and 2012, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2013, the Company received payments approximating $35,000 in connection with the closure of its pilot plant for recombinant production scale up for the sale of large scale fermentation equipment. During the first quarter of 2013, management made the decision to close the pilot plant as significant in house process development for fermentation was no longer deemed necessary.

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

In September 2013, the Company received 260,000 Euros ($351,000) from one unrelated party as a deposit for 29,000 shares of its Series A Preferred at a stock price of $14.50 per share. The sale was approved by the Board of Directors in October 2013, and such shares were issued subsequent to September 30, 2013.

The Company has cash approximating $488,000 as of September 30, 2013 to support current and future operations. This is an increase of $112,000 over the December 31, 2012 cash balance of approximately $376,000 due to the receipt of a deposit for a preferred stock subscription. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 15 to 18 months. As for periods beyond the next 18 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $83,000 at December 31, 2012 to $23,000 at September 30, 2013. The decrease is primarily the result of the closure of the pilot plant and related sales of large scale fermentation equipment, as previously discussed.

RESEARCH SUPPLIES

The Company’s capitalized research supplies decreased $4,000 between December 31, 2012 and September 30, 2013. The decrease was due primarily to the consumption of some materials during the nine-month period.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 12, 2013	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

