Form 10-K
period 2013-12-31
PROTEO INC
filed 2014-02-26
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2013, as reported on the OTCQB, was approximately $1,225,000.  (1)

Number of shares of Common Stock outstanding as of January 31, 2014:  23,879,350

____________

(1) Excludes 12,744,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 28, 2013

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication, especially the acute postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. Within the United States, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy.

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

Treatment of Complications in Esophagus Cancer Surgery

Esophagus cancer is a life threatening disease which is classified as an orphan disease. The majority of patients with oesophagus carcinoma present at an advanced stage with extensive lymph node metastasis. The curative treatment for this malignancy is consequently aggressive, consisting of chemoradiotherapy followed by radical esophagectomy and lymphadenectomy. Due to extensive surgical and pulmonary trauma and the long duration of surgery, esophagectomy is one of the most invasive and traumatic forms of thoracic surgery, and is associated with severe postoperative complications. The complications affect the lungs, heart and kidney and are associated with pronounced postoperative morbidity requiring ICU care. These complications may progress into life-threatening multiple organ failures. Esophagectomy is also associated with an unacceptably high rate of hospital mortality which contributes to the low survival rate of esophagus cancer.

No specific measures for treatment or prevention of acute postoperative inflammatory complications exist and therapy is generally aimed at vital organ support and management of symptoms according to the individual circumstances. There is a demand for treatments that support an earlier recovery from this surgical procedure, prevent postoperative complications and lead to a reduction in the somatic, psychological and social stress associated with intensive care. A treatment that reduces the risk of postoperative complications is thus likely to make radical therapeutic options, such as transthoracic esophagectomy, accessible to a greater number of patients, particularly older patients and those with comorbidities.

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

Treatment of Coronary Bypass Patients

Coronary artery bypass surgery is a surgical procedure performed to relieve angina pectoris and reduce the risk of death from coronary artery disease. It is the most frequently performed operation in cardiovascular surgery. In Europe and the US about 1 bypass operation is performed on 1,200 inhabitants per year or about 680,000 annually. Coronary artery bypass surgery is associated with a substantial risk of myocardial infarction, pulmonary and renal failure as well as stroke. No specific treatment exists which suppresses myocardial reperfusion injury and systemic inflammation occurring after coronary artery bypass surgery. Inflammation of cardiac muscle and the resulting muscle injury after a bypass operation remain a frequent and unresolved problem.

Since 2009, the Company has been cooperating with researchers at The University of Edinburgh with respect to the clinical development of Elafin for prevention of myocardial injury after coronary artery bypass surgery (CABG). Within the framework of collaboration a clinical study (EMPIRE) was started in the third quarter of 2011. The EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) Study is a placebo-controlled, double-blinded, Phase-II clinical trial. The aim of the study is to investigate the efficacy and safety of Elafin in coronary bypass surgery. In November 2013 the recruitment period for the EMPIRE study was closed after a total of 87 participants have been recruited. No safety concerns were raised by the Data Monitoring Committee at the two planned interim safety analyses of the study. The study results are expected in the first quarter of 2014. In addition, the Edinburgh study team conducted an EMPIRE sub-study with 10 healthy volunteers to aid the interpretation of the imaging findings in the EMPIRE patients. Both studies were performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research, and the Edinburgh Clinical Trials Unit. The studies were funded by the Medical Research Council (MRC) and Chest Heart & Stroke Scotland (CHSS) with funding in excess of 500,000 GBP.

Treatment of Kidney Transplantation

Kidney transplantation is the only long-term treatment option for end stage renal disease and is recognized to be one of the most successful organ transplants. Within the European Union and the US, approximately 35,500 kidney transplantations are performed per year. In spite of improvements in surgical techniques, postoperative patient care, immune suppression and HLA-matching, the failure of organ grafts due to immune rejection and premature degeneration still represents one of the major obstacles in transplantation medicine. Chronic allograft nephropathy (CAN) is the most common cause of renal graft failure, which results in degeneration of the kidney parenchymal and vascular tissue and leads to a progressive decline in allograft function. Ischemia-reperfusion injury following kidney transplantation has been identified as a significant cause of CAN. Graft ischemia occurs during organ removal, flushing, transportation and transplantation and leads to limited tissue damage. On revascularization or reperfusion, leukocytes infiltrate the tissue and initiate an inflammatory response, which results in a considerable exacerbation of the ischemic cellular degeneration. This damage to transplanted organs is a major factor influencing the appearance of subsequent T-cell-mediated acute rejection episodes, both early after transplantation and during later chronic rejection. Consequently, suppressing ischemia reperfusion injury is a potentially effective approach to increasing organ viability after surgery and improving the long-term survival of organ grafts.

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

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (ERDF), as well as resources from the second German economic stimulus package. The researchers presented results of a biodistribution study with radiolabeled Elafin at the 50th annual meeting of the German Society of Nuclear Medicine (DGN) held in Bremen, April 2012. They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney. In 2013, the researchers demonstrated that Elafin administration prevented intima hyperplasia in a rat model of percutaneous transluminal balloon angioplasty. This indicates that Elafin might be effective in preventing restenosis after balloon angioplasty, which is a frequent complication of this intervention in humans.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The Chief Executive Officer of PBAG is currently Birge Bargmann. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG had four employees as of December 31, 2013.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000 the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach. In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin. After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

Please see Management’s Discussion and Analysis - Interest and Other Income, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

EMPLOYEES

As of December 31, 2013, Proteo had four employees, all working at our offices in Germany.

ITEM 1A. - RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into several leases for office and laboratory facilities. The aggregate monthly rental under the foregoing leases was approximately $2,800.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2013 and 2012 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2012	First Quarter	$0.37	$0.05
	Second Quarter	0.40	0.17
	Third Quarter	0.33	0.16
	Fourth Quarter	0.35	0.16
2013	First Quarter	$0.40	$0.10
	Second Quarter	0.18	0.05
	Third Quarter	0.17	0.07
	Fourth Quarter	0.11	0.06

On February 14, 2014, the last sales price of our common stock was $0.08 per share. No cash dividends have been paid on our common stock for the 2013 and 2012 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of February 18, 2014, the number of shareholders of record of the Company's common stock was 1,741.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2013.

RECENT SALES OF UNREGISTERED SECURITIES

On October 11, 2013, the Company issued an accredited investor 29,000 shares of Series A Preferred Stock in exchange for $420,500. The transaction did not involve an underwriter. The issuance of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

ITEM 6 - SELECTED FINANCIAL DATA.

An SRC is not required to provide any information in response to Item 301 of Regulation S-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug market will grow to $127 billion by 2018. This market is increasingly attractive for pharmaceutical companies.

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

Within the United States, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy. These designations are associated with reduced fees to regulatory agencies and provide a 7-year marketing exclusivity in the U.S. on drug sales for the first company to obtain marketing approval of a particular drug.

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

Highlights 2013

•	In March 2013, the FDA granted Proteo Orphan Drug Designation to Elafin for the prevention of inflammatory complications of transthoracic esophagectomy

•	Significant progress of the EMPIRE phase II trial in coronary bypass patients: In November 2013, patient recruitment and treatment in Elafin CABG Phase II clinical trial completed.

•	Development program for Elafin in PAH: In May 2013, the Stanford group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease.

•

Development program for Elafin in vascular damage: In a rat model of percutaneous transluminal balloon angioplasty, the researchers demonstrated that Elafin administration prevented intima hyperplasia. This represents further indication, that Elafin might be effective in preventing restenosis after balloon angioplasty, which is a frequent complication of this intervention in humans.

Further details are described in Item 1.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2013 were approximately $492,000, a decrease of approximately $251,000 over the year ended December 31, 2012. This decrease is primarily due to a decrease in research and development expenses during the year ended December 31, 2013 of approximately $146,000, and a decrease of general and administrative expenses of $105,000. Research and development expenses decreased primarily due to a decrease in research related wages in 2013 as well as reduction to research related expenditures as in-house research was scaled back in 2013. General and administrative expenses decreased primarily due to decreased professional fees related to cost cutting efforts, as well as lower depreciation and lease expenses driven by Management’s decision to terminate the month-to-month lease at its pilot research plant during the first quarter of 2013, as significant in-house process development for fermentation was no longer deemed necessary.

INTEREST AND OTHER INCOME

Interest and other income (expense) for the year ended December 31, 2013 approximated ($60,000), a decrease of $109,000 from the income of $49,000 for the year ended December 31, 2012. The decrease is driven primarily by higher foreign currency transaction losses in 2013 compared to 2012, the recognition of late fees on the preferred stock subscription agreement during 2012, with no similar income in 2013, and the net loss on disposal of equipment in 2013 approximating $11,000, with no similar loss in 2012. During 2013 the U.S. Dollar weakened about 4% compared to the Euro resulting in a loss approximating $59,000 for the year, compared 2% weakening of the U.S. Dollar during 2012, resulting in a $29,000 loss. Furthermore, the Company recognized $60,000 of late fees on the preferred stock subscription agreement during the year ended December 31, 2012, with no similar gains in 2013. The subscription agreement has been repaid in full, so no further gains are expected.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive gains of approximately $64,000 and $34,000 due to foreign currency translation adjustments during the years ended December 31, 2013 and 2012, respectively. This represents a net increase of approximately $30,000. The increase is primarily due to a more significant weakening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2013 compared 2012.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,501,000 and $2,281,000 at December 31, 2013 and 2012, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of December 31, 2013, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,716,000 and $6,568,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2013 and 2012, the Company received payments approximating $420,500 and $362,000, respectively, in connection with the sale/subscription of Series A Preferred Stock.

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

The Company has cash approximating $456,000 as of December 31, 2013 to support current and future operations. This is an increase of $80,000 over the December 31, 2012 cash balance of approximately $376,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 12 to 15 months. As for periods beyond the next 15 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and

•	the uncertainty of our ability to raise additional capital to support our future research and development efforts beyond December 2014.

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all, to support operations past 2014.

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have increased from $368,000 at December 31, 2012 to $392,000 at December 31, 2013. The increase is primarily the result of changes to foreign currency translation adjustments driven by the weakening U.S. Dollar.

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $83,000 at December 31, 2012 to $21,000 at December 31, 2013. The decrease is primarily the result of the closure of the pilot plant and related sales of large scale fermentation equipment, as previously discussed, partly offset by changes to foreign currency translation adjustments driven by the weakening U.S. Dollar.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2013 and 2012.

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

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' (deficit) equity. Such accumulated amounts approximated $251,000 and $187,000 at December 31, 2013 and 2012, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid 30,000 Euros under this agreement during the year ended December 31, 2012 and realized a $3,000 gain. The Company made no payments under this licensing agreement during the year ended December 31, 2013, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction loss of approximately $59,000 and $29,000 for the years ended December 31, 2013 and 2012, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2013 and 2012, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2013 and 2012, the Company has not recognized any liability for unrecognized tax benefits.

The Company is subject to taxation in the U.S., various states, and Germany. The Company's 2009 through 2013 tax years are subject to examination by the taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by taxing authorities for years before 2009.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' (deficit) equity during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' (deficit) equity.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2013 or 2012.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2013, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2013. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

NAME	AGE	POSITIONS
Birge Bargmann	52	President, Chief Executive Officer,
		Chief Financial Officer and Director
Dr. Barbara Kahlke, Ph.D.	49	Secretary
Prof. Oliver Wiedow, M.D.	56	Director
Prof. Hartmut Weigelt, Ph.D.	68	Director

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

Prof. Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he is currently Chief Scientific Officer ("CSO") of SNAP GmbH, and dean of the Faculty of Dental Technology at the SRH University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a director in light of his extensive scientific understanding of our technologies in development.

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

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated by the Company to become directors or executive officers, with the exception that Dr. Oliver Wiedow and Birge Bargmann are immediate family members.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2013 by each person who served as the principal executive officer of Proteo during fiscal years ended 2013 and 2012. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2013	$68,786	-0-	-0-	-0-	-0-	-0-	-0-	68,786
(Chief Executive Officer and Chief Financial Officer)	2012	$142,450	-0-	-0-	-0-	-0-	-0-	-0-	142,450

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

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013 and on November 14, 2013. The contract expires on September 30, 2015.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	10,680,000	44.7%
Birge Bargmann	2,000,000	8.4%
Dr. Barbara Kahlke	10,000	*
Prof. Hartmut Weigelt, Ph.D.	54,000	*
All directors and executive officers as a group (4 persons)	12,744,000	53.4%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In both December 2008 and February 2012, the Company paid Dr. Wiedow 30,000 Euros. No other payments were made under this agreement. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of each payment. Specifically, the Licensor defers to April 15, 2015 the installments payable by Licensee in the amount of 330,000 Euros, which otherwise would be due on December 31, 2012 (30,000 €), April 15, 2013 (60,000 €), December 31, 2013 (120,000 €) and December 31, 2014 (120,000€). While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (-0.13% as of January 1, 2013) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2013 and 2012, the Company has accrued approximately $785,000 and $753,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $65,000 for each of the fiscal years ended December 31, 2013 and 2012, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed approximately $8,000 for each of the fiscal years ended December 31, 2013 and 2012, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2013 that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

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

(3) List of Exhibits.

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Amendment to Articles of Incorporation, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.9	Certificate of Designation of Series A Preferred Stock dated June 5, 2008 (Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of amendments to Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG dated April 2, 2013 and on November 14, 2013****

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20

Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)

10.21	Form of Preferred Stock Purchase Agreement ***

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

____________

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

PROTEO, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the Period From November 22, 2000 (Inception) Through December 31, 2013	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012 and for the Period From November 22, 2000 (Inception) Through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the Period from November 22, 2000 (Inception) Through December 31, 2013	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Proteo, Inc.

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), a Development Stage Company, as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for the years ended December 31, 2013 and 2012, and for the period from November 22, 2000 (Inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, and for the period from November 22, 2000 (Inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

February 26, 2014

Newport Beach, California

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$456,310	$375,722
Research supplies	391,526	368,407
Prepaid expenses and other current assets	22,073	40,530
	869,909	784,659

PROPERTY AND EQUIPMENT, NET	20,501	82,728
	$890,410	$867,387

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$151,359	$92,214
	151,359	92,214

LONG TERM LIABILITIES
Accrued licensing fees	784,776	753,426
	784,776	753,426

COMMITMENTS AND CONTINGENCIES - See Note 6

STOCKHOLDERS' (DEFICIT) EQUITY
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 and 694,590 shares issued and outstanding at December 31, 2013 and 2012, respectively (Liquidation preference - Note 3)	724	695
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,567,634
Accumulated other comprehensive income	250,514	186,699
Deficit accumulated during development stage	(9,308,968)	(8,757,161)

Total Stockholders' (Deficit) Equity	(45,725)	21,747

Total Liabilities and Stockholders' (Deficit) Equity	$890,410	$867,387

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2013

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2013	2012	2013

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–

EXPENSES
General and administrative	209,815	314,788	5,597,373
Research and development	282,063	427,748	4,240,521
	491,878	742,536	9,837,894
INTEREST AND OTHER INCOME (EXPENSE), NET	(59,929)	48,730	466,017

NET LOSS	(551,807)	(693,806)	(9,371,877)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(551,807)	(693,806)	(9,308,873)

PREFERRED STOCK DIVIDEND	–	–	(95)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(551,807)	$(693,806)	$(9,308,968)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(551,807)	$(693,806)	$(9,308,873)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	63,815	33,570	250,514

COMPREHENSIVE LOSS	$(487,992)	$(660,236)	$(9,058,359)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2013

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
BALANCE - November 22, 2000 (Inception)	–	$–	–	$–	$–	$–	$–	$–	$–
Common stock subscribed at $0.001 per share	–	–	4,800,000	4,800	–	(4,800)	–	–	–
Common stock issued for cash at $3.00 per share	–	–	50,000	50	149,950	–	–	–	150,000
Reorganization with Proteo Biotech AG	–	–	2,500,000	2,500	6,009	–	–	–	8,509
Net loss	–	–	–	–	–	–	–	(60,250)	(60,250)
BALANCE - December 31, 2000	–	–	7,350,000	7,350	155,959	(4,800)	–	(60,250)	98,259
Common stock issued for cash at $3.00 per share	–	–	450,000	450	1,349,550	–	–	–	1,350,000
Cash received for common stock subscribed at $0.001 per share	–	–	–	–	–	4,800	–	–	4,800
Common stock issued for cash at $0.40 per share	–	–	201,025	201	80,209	–	–	–	80,410
Common stock subscribed at $0.40 per share	–	–	5,085,487	5,086	2,029,109	(2,034,195)	–	–	–
Common stock issued for cash to related parties at $0.001 per share	–	–	7,200,000	7,200	–	–	–	–	7,200
Other loss comprehensive	–	–	–	–	–	–	(20,493)	–	(20,493)
Net loss	–	–	–	–	–	–	–	(374,111)	(374,111)
BALANCE - December 31, 2001	–	–	20,286,512	20,287	3,614,827	(2,034,195)	(20,493)	(434,361)	1,146,065
Common stock issued in connection with reverse merger	–	–	1,313,922	1,314	(1,314)	–	–	–	–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	406,440	–	–	406,440
Other comprehensive income	–	–	–	–	–	–	116,057	–	116,057
Net loss	–	–	–	–	–	–	–	(1,105,395)	(1,105,395)
BALANCE - December 31, 2002	–	–	21,600,434	21,601	3,613,513	(1,627,755)	95,564	(1,539,756)	563,167
Common stock issued for cash at $0.60 per share	–	–	66,667	67	39,933	–	–	–	40,000

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2013

(continued)

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	387,800	–	–	387,800
Other comprehensive income	–	–	–	–	–	–	164,399	–	164,399
Net loss	–	–	–	–	–	–	–	(620,204)	(620,204)
BALANCE -December 31, 2003	–	–	21,667,101	21,668	3,653,446	(1,239,955)	259,963	(2,159,960)	535,162
Common stock issued for cash at $0.40 per share	–	–	412,249	412	164,588	–	–	–	165,000
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	680,000	–	–	680,000
Other comprehensive income	–	–	–	–	–	–	93,186	–	93,186
Net loss	–	–	–	–	–	–	–	(639,746)	(639,746)
BALANCE - December 31, 2004	–	–	22,079,350	22,080	3,818,034	(559,955)	353,149	(2,799,706)	833,602
Common stock subscribed at $0.84 per share	–	–	300,000	300	251,700	(252,000)	–	–	–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	435,284	–	–	435,284
Other comprehensive loss	–	–	–	–	–	–	(134,495)	–	(134,495)
Net loss	–	–	–	–	–	–	–	(1,131,781)	(1,131,781)
BALANCE - December 31, 2005	–	–	22,379,350	22,380	4,069,734	(376,671)	218,654	(3,931,487)	2,610
Common stock subscribed at $0.60 per share	–	–	1,500,000	1,500	898,500	(900,000)	–	–	–
Cash received for common stock subscribed at $0.40 per share	–	–	–	–	–	414,590	–	–	414,590
Other comprehensive income	–	–	–	–	–	–	61,737	–	61,737
Net loss	–	–	–	–	–	–	–	(649,868)	(649,868)
BALANCE - December 31, 2006	–	–	23,879,350	23,880	4,968,234	(862,081)	280,391	(4,581,355)	(170,931)
Cash received for common stock subscribed at $0.60 per share	–	–	–	–	–	862,081	–	–	862,081
Other comprehensive income	–	–	–	–	–	–	89,987	–	89,987
Net loss	–	–	–	–	–	–	–	(445,169)	(445,169)
BALANCE - December 31, 2007	–	–	23,879,350	23,880	4,968,234	–	370,378	(5,026,524)	335,968
Preferred stock subscribed at $6.00 per share	600,000	600	–	–	3,599,400	(3,600,000)	–	–	–
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	1,354,611	–	–	1,354,611
Other comprehensive loss	–	–	–	–	–	–	(91,098)	–	(91,098)
Net loss	–	–	–	–	–	–	–	(889,882)	(889,882)
BALANCE - December 31, 2008	600,000	600	23,879,350	23,880	8,567,634	(2,245,389)	279,280	(5,916,406)	709,599

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, AND FOR THE PERIOD

FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2013

(continued)

								Deficit
							Accumulated	Accumulated
					Additional	Stock	Other	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Stage	Total
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	514,083	–	–	514,083
Preferred stock dividend	30,000	30		–				(30)
Other comprehensive income	–	–	–	–	–	–	37,248	–	37,248
Net loss	–	–	–	–	–	–	–	(857,784)	(857,784)
BALANCE - December 31, 2009	630,000	630	23,879,350	23,880	$8,567,634	(1,731,306)	316,528	(6,774,220)	403,146
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	746,906	–	–	746,906
Preferred stock dividend	31,500	32		–				(32)
Other comprehensive loss	–	–	–	–	–	–	(146,848)	–	(146,848)
Net loss	–	–	–	–	–	–	–	(510,114)	(510,114)
BALANCE - December 31, 2010	661,500	662	23,879,350	23,880	$8,567,634	(984,400)	169,680	(7,284,366)	493,090
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	622,383	–	–	622,383
Preferred stock dividend	33,090	33		–				(33)
Other comprehensive loss	–	–	–	–	–	–	(16,551)	–	(16,551)
Net loss	–	–	–	–	–	–	–	(778,956)	(778,956)
BALANCE - December 31, 2011	694,590	695	23,879,350	23,880	$8,567,634	(362,017)	153,129	(8,063,355)	319,966
Cash received for preferred stock subscribed at $2.26 per share	–	–	–	–	–	362,017	–	–	362,017
Other comprehensive loss	–	–	–	–	–	–	33,570	–	33,570
Net loss	–	–	–	–	–	–	–	(693,806)	(693,806)
BALANCE - December 31, 2012	694,590	695	23,879,350	23,880	$8,567,634	–	186,699	(8,757,161)	21,747
Preferred stock sold at $14.50 per share	29,000	29	–	–	420,491	–	–	–	420,520
Other comprehensive income	–	–	–	–	–	–	63,815	–	63,815
Net loss	–	–	–	–	–	–	–	(551,807)	(551,807)
BALANCE December 31, 2013	723,590	$724	23,879,350	$23,880	$8,988,125	$–	$250,514	$(9,308,968)	$(45,725)

  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH DECEMBER 31, 2013

			NOVEMBER 22,
			2000
			(INCEPTION)
			THROUGH
			DECEMBER 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(551,807)	$(693,806)	$(9,308,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,986	41,651	546,481
Bad debt expense	–	–	60,408
Loss on disposal of equipment	11,568	–	16,086
Foreign currency transaction losses	58,602	28,853	170,802
Changes in operating assets and liabilities:
Research supplies	(7,515)	67,936	(421,509)
Prepaid expenses and other current assets	19,433	(42)	(122,551)
Accounts payable and accrued liabilities	56,227	(1,403)	119,695
Deferred fees	–	–	11,944
Accrued licensing fees	–	(39,500)	621,213

NET CASH USED IN OPERATING ACTIVITIES	(396,506)	(596,311)	(8,306,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	–	(638,921)
Proceeds from sale of property and equipment	34,663	–	34,663
Cash of reorganized entity	–	–	27,638

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	34,663	–	(576,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from issuance of preferred stock	420,520	–	420,520
Proceeds from subscribed common stock and issuance of preferred stock to related party	–	362,017	6,790,975

NET CASH PROVIDED BY FINANCING ACTIVITIES	420,520	362,017	9,004,105

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21,911	12,159	335,129

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,588	(222,135)	456,310
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	375,722	597,857	–

CASH AND CASH EQUIVALENTS--END OF PERIOD	$456,310	$375,722	$456,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Preferred stock dividend	$–	$–	$95

Common stock issued for subscriptions receivable	$–	$–	$1,627,755

Net assets (excluding cash) of reorganized entity received in exchange for equity securities	$–	$–	$8,509

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DEVELOPMENT STAGE

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any revenues from operations and has incurred net losses since inception of approximately $9,309,000. There is no assurance of any future revenues.

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

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

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

The Company has not received any grant funds for the years ended December 31, 2013 and 2012, nor has it applied for any additional grants during such periods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the ASC requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2013 and 2012 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2013 and 2012 and for the period from November 22, 2000 (Inception) through December 31, 2013.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' (deficit) equity. Accumulated gains approximated $251,000 and $187,000 at December 31, 2013 and 2012, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company paid 30,000 Euros under this agreement during the year ended December 31, 2012 and realized a $3,000 gain. The Company made no payments under this licensing agreement during the year ended December 31, 2013, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction losses of approximately $59,000 and $29,000 for the years ended December 31, 2013 and 2012, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

DECEMBER 31, 2013 AND 2012

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2013 and 2012.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to the Revenue Recognition Topic of the Codification.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received, if any, are reported as a reduction of research and development costs.

PATENTS AND LICENSES

The Company operates, related to the Elafin technology, under a technology license agreement with a related party (see Note 6). Under such license agreement, the Company has agreed to pay all costs related to new patents, patents pending, and patent maintenance associated with the Elafin technology. The Company expenses such costs as incurred. The original patents related to Elafin all expired in 2012; however, new patents are under development regarding the novel uses of Elafin.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company also follows the provisions of ASC 740-10 relating to accounting for uncertain tax positions.  Under ASC 740-10, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not recognized any liabilities for uncertain tax positions as a result of ASC 740-10. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2013, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2013 or 2012.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' (deficit) equity during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' (deficit) equity.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has had no operating revenues from inception. See Note 2 for information on long-lived assets located in Germany.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This Update does not change the current requirements for reporting net income or other comprehensive income in financial statements. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional details about those amounts. The Update became effective for the Company on January 1, 2013. The Company does not believe it had any significant amounts reclassified out of other comprehensive income during the year ended December 31, 2013.

Except as described above, in the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements that are expected to have a material impact on the Company's future consolidated financial statements.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2013	2012
Technical and laboratory equipment	$254,366	$408,761
Plant	–	195,341
Leasehold improvements	5,119	4,914
Office equipment	24,418	23,072
	283,903	632,088
Less accumulated depreciation and amortization	(263,402)	(549,360)
Total	$20,501	$82,728

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $17,000 and $42,000 for the years ended December 31, 2013 and 2012, respectively.

During 2013, management made the decision to terminate the month-to-month lease at its pilot research plant as significant in-house process development for fermentation is no longer deemed necessary. In connection with this matter, property and equipment with a net depreciated book value of approximately $46,000 was disposed of for cash proceeds approximating $35,000. The net loss approximating $11,000 is included in interest and other income (expense), net, in the accompanying consolidated statements of operations and comprehensive loss.

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

DECEMBER 31, 2013 AND 2012

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

DECEMBER 31, 2013 AND 2012

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

On June 9, 2008, the Company entered into a Preferred Stock Purchase Agreement ("Stock Purchase Agreement") with FID-Esprit (the “Investor”), a common stockholder and related party. Pursuant to the Stock Purchase Agreement, the Company sold and issued to the Investor 600,000 shares of Series A Preferred Stock at a price of $6.00 per share, for an aggregate price of $3,600,000 ("Purchase Price"). In payment of the Purchase Price, the Investor delivered to the Company a promissory note in the amount of $3,600,000 (the “Note”), which matured on March 31, 2009. The Series A Preferred Stock note receivable is reported as a reduction of stockholders' equity. During the year ended December 31, 2009, the Company received payments approximating $514,000 (including payments received under the Forbearance Agreement, as described below), in connection with the Stock Purchase Agreement. The unpaid principal balance of the Series A Preferred Stock note receivable as of December 31, 2009, approximated $1,731,000.

On July 6, 2009, the Company and Investor entered into a Forbearance Agreement and General Release (the “Forbearance Agreement”) to renegotiate the terms of the Note. Pursuant to the Forbearance Agreement, the Investor acknowledged and agreed that, as of July 6, 2009, it was obligated to the Company under the Note for the aggregate sum of $1,940,208 (the “Indebtedness”), which represents the unpaid principal amount as of such date plus a late charge equal to three percent (3%) of the unpaid principal amount (approximately $65,000). In exchange for the Company’s agreement to forbear from exercising its rights under the Note and Guaranty, the Investor has agreed to pay the Indebtedness by making monthly payments in the amount of $140,000 commencing on the first business day of September 2009 and continuing on the first business day of each succeeding month thereafter until the Indebtedness is paid in full. As of December 31, 2009, the Company had only received approximately $148,000 since the inception of the Forbearance Agreement (approximately $5,000 of which was applied to the late charge), and therefore the Investor was technically in default. The Company did not chose to enforce the remedies under the Forbearance Agreement or the Stock Purchase Agreement. The receivable for late fees was fully reserved at December 31, 2011.

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

In October 2013, the Company issued 29,000 shares of its Series A Preferred Stock for cash to one unrelated party at a price of $14.50 per share.

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

5. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2013 or 2012 due to the Company's net losses and related deferred tax asset full valuation allowance.

Income tax expense (benefit) for the years ended December 31, 2013 and 2012 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2013	2012

Income tax benefit at U.S. federal statutory rates	$(187,000)	$(243,000)
Change in valuation allowance	187,000	243,000

	$–	$–

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

5. INCOME TAXES (continued)

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,468,000 and $2,281,000 at December 31, 2013 and 2012, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.

As of December 31, 2013, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,700,000 and $7,400,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

6. COMMITMENTS AND CONTINGENCIES

DR. WIEDOW LICENSE AGREEMENT

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. No payments were made through fiscal year 2003. In 2004, the License Agreement was amended to require the Company to make annual payments of 30,000 Euros, to be paid on July 15 of each year, beginning in 2004. Such annual payment could be increased to 110,000 Euros by June 1 of each year based on an assessment of the Company's financial ability to make such payments. In December 2007 the Company paid Dr. Wiedow 30,000 Euros. The License Agreement was again amended by an Amendment Agreement to the License Agreement (the "Amendment") dated December 23, 2008. Pursuant to the Amendment, the Company and Dr. Wiedow have agreed that the Company would pay the outstanding balance of 630,000 Euros to Dr. Wiedow as follows: for fiscal years 2008 to 2012, the Company shall pay Dr. Wiedow 30,000 Euros per year, and for fiscal years 2013 to 2016, the Company shall pay Dr. Wiedow 120,000 Euros per year. The foregoing payments shall be made on or before December 31 of each fiscal year. In both December 2008 and February 2012, the Company paid Dr. Wiedow 30,000 Euros. No other payments were made under this agreement. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of each payment. Specifically, the Licensor defers to April 15, 2015 the installments payable by Licensee in the amount of 330,000 Euros, which otherwise would be due on December 31, 2012 (30,000 Euros), April 15, 2013 (60,000 Euros), December 31, 2013 (120,000 Euros) and December 31, 2014 (120,000 Euros). While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate (-0.13% as of January 1, 2013) plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2013 and 2012, the Company has accrued approximately $785,000 and $753,000, respectively, of licensing fees payable to Dr. Wiedow is included in long-term liabilities.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 45% of the Company's outstanding common stock as of December 31, 2013.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2012 or 2013.

LEASES

The Company has entered into several leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2013 and 2012 approximated $32,000, and $55,000, respectively.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2013 and 2012:

	2013	2012

Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(551,807)	$(693,806)
Preferred stock dividend	–	–
Net loss attributable to common stockholders	(551,807)	(693,806)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.02)	$(0.03)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: February 26, 2014	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

February 26, 2014

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	February 26, 2014

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	February 26, 2014

21