Form 10-Q
period 2014-03-31
PROTEO INC
filed 2014-05-13
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 6, 2014

PROTEO, INC.

AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three- month Periods Ended March 31, 2014 and 2013, and for the Period From November 22, 2000 (Inception) Through March 31, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three-month Periods Ended March 31, 2014 and 2013, and for the Period From November 22, 2000 (Inception) Through March 31, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$360,769	$456,310
Research supplies	392,923	391,526
Prepaid expenses and other current assets	19,987	22,073
	773,679	869,909

PROPERTY AND EQUIPMENT, NET	19,446	20,501

	$793,125	$890,410

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$67,055	$151,359
Deposit liability	137,950	–
	205,005	151,359

LONG TERM LIABILITIES
Accrued licensing fees	783,978	784,776
	783,978	784,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	248,736	250,514
Deficit accumulated during development stage	(9,457,323)	(9,308,968)

Total Stockholders' Deficit	(195,858)	(45,725)

Total Liabilities and Stockholders' Deficit	$793,125	$890,410

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2014 (UNAUDITED)

			NOVEMBER 22, 2000
	THREE MONTHS ENDED		(INCEPTION) THROUGH
	MARCH 31,		MARCH 31,
	2014	2013	2014
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–

EXPENSES
General and administrative	44,873	53,492	5,642,246
Research and development	108,094	53,136	4,348,615

	152,967	106,628	9,990,861

INTEREST AND OTHER INCOME (EXPENSE), NET	4,612	33,671	470,629

NET LOSS	(148,355)	(72,957)	(9,520,232)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	–	63,004

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	(148,355)	(72,957)	(9,457,228)

PREFERRED STOCK DIVIDEND	–	–	(95)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(148,355)	$(72,957)	$(9,457,323)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO PROTEO, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(148,355)	$(72,957)	$(9,457,228)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,778)	(42,903)	248,736

COMPREHENSIVE LOSS	$(150,133)	$(115,860)	$(9,208,492)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

AND FOR THE PERIOD FROM NOVEMBER 22, 2000 (INCEPTION) THROUGH MARCH 31, 2014 (UNAUDITED)

			NOVEMBER 22, 2000
	THREE MONTHS ENDED		(INCEPTION) THROUGH
	MARCH 31,		MARCH 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(148,355)	$(72,957)	$(9,457,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,766	8,003	549,247
Allowance for bad debts	–	–	60,408
Loss on disposal of equipment	–	11,503	16,086
Foreign currency transaction (gains) losses	(1,291)	(43,346)	169,511
Changes in operating assets and liabilities:
Research supplies	(1,789)	(103)	(423,298)
Prepaid expenses and other current assets	2,056	22,316	(120,495)
Accounts payable and accrued liabilities	(83,673)	(25,827)	36,022
Deferred fees	–	–	11,944
Deposit liability	137,055		137,055
Accrued licensing fees	–	–	621,213

NET CASH USED IN OPERATING ACTIVITIES	(93,231)	(100,411)	(8,399,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	–	34,663	34,663
Acquisition of property and equipment	(1,735)	–	(638,921)
Cash of reorganized entity	–	–	27,638

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,735)	34,663	(578,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	–	–	1,792,610
Proceeds from issuance of preferred stock	–	–	420,520
Proceeds from subscribed common stock and issuance of preferred stock to related party	–	–	6,790,975

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–	9,004,105

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(575)	(10,371)	334,554

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,541)	(76,119)	360,769

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	456,310	375,722	–

CASH AND CASH EQUIVALENTS--END OF PERIOD	$360,769	$299,603	$360,769

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2014, for the three-month periods ended March 31, 2014 and 2013, and for the period from November 22, 2000 (Inception) through March 31, 2014 have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the “Company” or “Proteo”) as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 26, 2014.

NATURE OF BUSINESS

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Tiprelestat (also known as Elafin) for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophagus carcinoma surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension. The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

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

DEVELOPMENT STAGE CONSIDERATIONS

The Company has been in the development stage since it began operations on November 22, 2000 and has not generated any significant revenues from operation. There is no assurance of any future revenues. At March 31, 2014, the Company had cash of approximately $361,000. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

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

Based on current cash on hand and estimates of future operating expenditures and incomes, management believes that the Company has sufficient cash to cover its operations for the next 12 to 15 months. There is no assurance that actual operating expenses will match management's estimates. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MARCH 31, 2014 (UNAUDITED)

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2014 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2014 and 2013 and for the period from November 22, 2000 (Inception) through March 31, 2014, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2013 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2.   STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER EQUITY TRANSACTIONS

There were no issuances of common or preferred stock during the three-month periods ended March 31, 2014 and 2013. No stock options were granted from inception to date.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

3.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2014 and 2013. Additionally, there were no adjustments to net loss to determine net loss available to common shareholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

4.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated other comprehensive income approximated $249,000 at March 31, 2014 and $251,000 at December 31, 2013.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $1,000 and $43,000 for the three-month periods ended March 31, 2014 and 2013, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

PROTEO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 (UNAUDITED)

7.   LONG-TERM LIABILITIES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in 2004 and again in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, and again in December 2012, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, installments payable by the Company in the amount of 330,000 Euros are due on April 15, 2015, and installments of 120,000 Euros are due on December 31, 2015 and 2016. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of March 31, 2014.

At March 31, 2014, the Company has accrued approximately $784,000 of licensing fees payable to Dr. Wiedow which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $785,000 at December 31, 2013, which was solely due to changes in foreign currency exchange rates.

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

There is no material income tax expense recorded for the periods ended March 31, 2014 and 2013, due to the Company's net losses and related changes to the valuation allowance for deferred tax assets.

As of March 31, 2014, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,539,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $591,000 and $1,673,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $275,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of March 31, 2014, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

9.  DEPOSIT LIABILITY

In the first quarter 2014, the Company signed a Letter of Intent (“LOI”) to enter into negotiations about the funding of further clinical development and potential revenue sharing. Concurrent with signing the LOI, the Company received 100,000 Euros ($138,000) as a deposit. The definitive contract is currently under preparation. As such, a deposit liability of $138,000 is included in current liabilities at March 31, 2014 in the accompanying condensed consolidated balance sheets.

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

OVERVIEW

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophagus carcinoma surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension.

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

Proteo currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophagus carcinoma. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with third parties.

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophagus carcinoma. The trial showed that Elafin had a positive effect on the period of recovery: 63 percent of the Elafin-treated patients required only one day of postoperative intensive care, while all patients in the placebo group needed several days of postoperative intensive medical care. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury), an investigator initiated trial, investigates the efficacy and safety of Elafin in coronary bypass surgery. In November 2013, the recruitment period for the EMPIRE study was closed after a total of 87 participants had been recruited. No safety concerns were raised by the Data Monitoring Committee at the two planned interim safety analyses of the study. The study results are expected in 2014.

In February 2014, Proteo has received Protocol Assistance (scientific advice for orphan medicines) from the Committee for Medicinal Products for Human Use (CHMP) at the European Medicines Agency (EMA) with respect to the strategy for further clinical development and marketing authorization of Elafin for the prophylactic treatment of postoperative complications after resection of esophageal cancer.

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2014 approximated $153,000, an increase of approximately $46,000 over the respective period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month periods ended March 31, 2014 decreased $9,000, which was due to lower professional fees related to SEC filings, as well as lower depreciation and lease expenses driven by Management’s decision to terminate the month-to-month lease at its pilot research plant during the first quarter of 2013. Research and development expenses increased $55,000 over the same periods. The increase in research and development expenses was primarily driven by an increase in research related wages in 2014 due to increased compensation to existing employees.

INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income for the three-month period ended March 31, 2014 approximated $5,000, compared to $34,000 for the respective period in 2013, a net decrease of approximately $29,000.  The decrease is driven primarily by foreign currency transaction gains during the first quarter of 2013, due to a strengthening of the U.S. Dollar compared to the Euro, compared to a relatively flat U.S. Dollar during the similar period in 2014.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,539,000 at March 31, 2014 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of March 31, 2014, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,737,000 and $6,690,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced net losses of approximately $2,000 and $43,000 in foreign currency translation adjustments during the three-month periods ended March 31, 2014 and 2013, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

In the first quarter 2014, the Company signed a Letter of Intent (LOI) to enter into negotiations about the funding of further clinical development. Concurrent with signing the LOI, the Company received 100,000 Euros ($138,000) as a deposit. The definitive contract is currently under preparation.

The Company has cash approximating $361,000 as of March 31, 2014 to support current and future operations. This is a decrease of $95,000 over the December 31, 2013 cash balance of approximately $456,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand, management believes the Company has sufficient cash on hand to cover its operations for the next 12 to 15 months. As for periods beyond the next 15 months, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $21,000 at December 31, 2013 to $19,000 at March 31, 2014, primarily due to depreciation.

RESEARCH SUPPLIES

The Company’s capitalized research supplies increased $1,000 between December 31, 2013 and March 31, 2014. The increase was due primarily to the acquisition of additional materials during the three-month period.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: May 13, 2014	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

