Form 10-Q
period 2014-06-30
PROTEO INC
filed 2014-08-18
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at August 14, 2014

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Six-month Periods Ended June 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six-month Periods Ended June 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$692,777	$456,310
Research supplies	390,095	391,526
Prepaid expenses and other current assets	10,808	22,073

	1,093,680	869,909

PROPERTY AND EQUIPMENT, NET	19,277	20,501

	$1,112,957	$890,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,469	$151,359

	68,469	151,359

LONG TERM LIABILITIES
Deferred revenues	534,858	–
Accrued licensing fees	778,107	784,776

	1,312,965	784,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	240,289	250,514
Accumulated deficit	(9,521,495)	(9,308,968)

Total Stockholders' Deficit	(268,477)	(45,725)

Total Liabilities and Stockholders' Deficit	$1,112,957	$890,410

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–	$–

EXPENSES
General and administrative	41,197	40,151	86,070	93,643
Research and development	108,296	96,907	216,390	150,043

	149,493	137,058	302,460	243,686

OTHER INCOME (EXPENSE)
Development income	74,776	–	74,776	–
Interest and other income (expense), net	10,545	(20,110)	15,157	13,561

	85,312	(20,110)	89,933	13,561

NET LOSS	$(64,172)	$(157,168)	$(212,527)	$(230,125)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(64,172)	$(157,168)	$(212,527)	$(230,125)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(8,447)	21,243	(10,225)	(21,660)

COMPREHENSIVE LOSS	$(72,619)	$(135,925)	$(222,752)	$(251,785)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,527)	$(230,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,848	11,455
Loss on disposal of equipment	–	11,438
Foreign currency transaction gains	(11,271)	(21,892)
Changes in operating assets and liabilities:
Research supplies	(1,905)	45,732
Prepaid expenses and other current assets	11,126	30,343
Accounts payable and accrued liabilities	(82,438)	(48,478)
Deferred revenue	533,742	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	242,575	(201,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	–	34,663
Acquisition of property and equipment	(4,794)	–

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,794)	34,663

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,314)	(5,726)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,467	(172,590)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	456,310	375,722

CASH AND CASH EQUIVALENTS--END OF PERIOD	$692,777	$203,132

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 26, 2014.

NATURE OF BUSINESS

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Tiprelestat (also known as Elafin) for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension. The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

The products that the Company is developing, to the extent they are considered drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act (in the United States) and the regulations of State and various foreign government agencies. The Company's proposed pharmaceutical products to be used by humans are subject to certain clearance procedures administered by the above regulatory agencies.

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

The Company's operations, including research and development activities and most of its assets, are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

OTHER RISKS AND UNCERTAINTIES

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

The Company's line of future pharmaceutical products being developed by its German subsidiary, to the extent they may be considered drugs or biologics, are governed by the Federal Food, Drug and Cosmetics Act (in the United States) and by the regulations of State agencies and various foreign government agencies. There can be no assurances that the Company will obtain the regulatory approvals required to market its products. The pharmaceutical products under development will be subject to more stringent regulatory requirements because they are recombinant products for humans. The Company has no experience in obtaining regulatory clearance on these types of products. Therefore, the Company will be subject to the risks of delays in obtaining or failing to obtain regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2014 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2014 and 2013, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB approved Accounting Standards Update 2014-10 (“ASU 2014-10”), Development Stage Entities. This Update removes the definition of a development stage entity from the Master glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates requirements for development stage entities to:

•	Present inception-to-date information in the statements of operations, cash flows and stockholders’ deficit,
•	Label the financial statements as those of a development stage entity,
•	Disclose a description of the development stage activities in which the entity is engaged, and
•	Disclose the first year in which the entity is no longer a development stage entity that in prior years it had in the development stage.

ASC 2014-10 also clarifies that the guidance in ASC Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. The Company elected to adopt the aforementioned amendments for the financial statements contained within its June 30, 2014 Form 10-Q. As such, information previously required by ASC Topic 915, Development Stage Entities, has been excluded from the accompanying condensed consolidated financial statements.

The amendments in ASU 2014-10 also eliminate an exception provided to development stage entities in ASC Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. This amendment is effective for annual reporting periods beginning after December 2015, and interim periods therein. The Company is currently evaluating the requirements under this amendment, but does not expect it to materially impact the financial statements when adopted.

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2013 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2014 and 2013. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $240,000 at June 30, 2014 and $251,000 at December 31, 2013.

4.   FOREIGN CURRENCY TRANSACTIONS

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $11,000 and $22,000 for the six-month periods ended June 30, 2014 and 2013, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

6.   LONG-TERM LIABILITIES

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery. The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances is the payment refundable, even if the drug is never commercialized.

Through June 30, 2014, pursuant to the provisions of the Development Agreement, the party made cash payments totaling 446,000 Euros (approximately $612,000) to the Company. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as a payment for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to expenses incurred. Through June 30, 2014, the Company recognized approximately $75,000 of development income under the Development Agreement, which is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 (UNAUDITED)

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of June 30, 2014.

At June 30, 2014, the Company has accrued approximately $778,000 of licensing fees payable to Dr. Wiedow which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $785,000 at December 31, 2013, which was solely due to changes in foreign currency exchange rates.

7.   INCOME TAXES

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

There is no material income tax expense recorded for the periods ended June 30, 2014 and 2013, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

As of June 30, 2014, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,543,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $597,000 and $1,674,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $272,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of June 30, 2014, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

OVERVIEW

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension.

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficacy in the indicated diseases in order to demonstrate a favorable benefit/risk balance. There can be no assurance that the Company will receive government approval for the use of Elafin in further clinical trials or its use as a drug in any of the intended applications.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophageal cancer. The latter indication, especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. Within the United States, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy.

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

Proteo currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with third parties.

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. The trial showed that Elafin had a positive effect on the period of recovery: 63 percent of the Elafin-treated patients required only one day of postoperative intensive care, while all patients in the placebo group needed several days of postoperative intensive medical care. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury), an investigator initiated trial, investigates the efficacy and safety of Elafin in coronary bypass surgery. In November 2013, the recruitment period for the EMPIRE study was closed after a total of 87 participants had been recruited. No safety concerns were raised by the Data Monitoring Committee at the two planned interim safety analyses of the study. The study results are expected in 2014.

In February 2014, the Company received Protocol Assistance (scientific advice for orphan medicines) from the Committee for Medicinal Products for Human Use (CHMP) at the European Medicines Agency (EMA) with respect to the strategy for further clinical development and marketing authorization of Elafin for the prophylactic treatment of postoperative complications after resection of esophageal cancer.

In May, 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million (approximately $4.8 million). In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable (see Note 6 to the accompanying condensed consolidated financial statements).

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2014 approximated $149,000 and $302,000, respectively, an increase of approximately $12,000 and $59,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and six-month periods increased (decreased) $1,000 and ($8,000) respectively. The decrease for the six month periods was due to lower depreciation and lease expenses driven by management’s decision to terminate the month-to-month lease at its pilot research plant during the first quarter of 2013. Research and development expenses increased $11,000 and $66,000 over the same periods. The increase in research and development expenses was primarily driven by an increase in research related wages in 2014 due to increased compensation to existing employees.

OTHER INCOME (EXPENSE)

Total other income (expense) for the three-month and six-month periods ended June 30, 2014 approximated $85,000 and $90,000, respectively, compared to ($20,000) and $14,000 for the respective periods in 2013, a net increase of approximately $105,000 and $76,000, respectively. The increases are primarily due to development income, which represent income recognized under the Development Agreement, as described above and in Note 6 to the accompanying condensed consolidated financial statements. Development income in 2014 increased by approximately $75,000 over the periods in 2013 due to the Development Agreement being signed in May 2014, with no similar agreement in 2013.

Interest and other income (expense), net for the three-month and six-month periods ended June 30, 2014 increased by approximately $31,000 and $2,000, respectively, over the same periods in 2013. The increases are driven primarily by foreign currency transaction gains during 2014, due to a strengthening of the U.S. Dollar compared to the Euro, in excess of the gains during the similar period in 2013.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2014 and 2013, due to the Company's net losses. The Company has a deferred tax asset of approximately $2,543,000 at June 30, 2014 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of June 30, 2014, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,757,000 and $6,694,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net loss of approximately $10,000 and $22,000 in foreign currency translation adjustments during the six-month periods ended June 30, 2014 and 2013, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

During the six-month period ended June 30, 2014, the Company received payments approximating $612,000 in connection with the Development Agreement.

The Company has cash approximating $693,000 as of June 30, 2014 to support current and future operations. This is an increase of $236,000 over the December 31, 2013 cash balance of approximately $456,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand and anticipated collections under the Development Agreement, management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin, although it is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $21,000 at December 31, 2013 to $19,000 at June 30, 2014, primarily due to depreciation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $151,000 at December 31, 2013 to $68,000 at June 30, 2014, primarily due to the payment of year-end accruals for the 2013 financial statement audit and regulatory filing preparation.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during the three-month period ended June 30, 2014. The Company received approximately 446,000 Euros ($612,000) through June 30, 2014, which is non-refundable. No revenue sharing payments will be made unless Elafin is commercialized. Accordingly, the payment received is being accounted for as a payment for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $75,000 was recognized as development income during the six month-period ended June 30, 2014. Deferred revenues had a translated balance of approximately $535,000 at June 30, 2014.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.    MINE SAFETY DISCLOSURES

                  Not applicable.

ITEM 5.    OTHER INFORMATION.

                  None.

ITEM 6.    EXHIBITS.

Exhibits:

10.22	Letter Agreement dated June 10, 2014, between Registrant and Dr. Oliver Wiedow

10.23	Agreement effective May 16, 2014 between Biotech Development Corp. and Proteo. Incorporated by reference to Proteo’s Current Report on Form 8-K dated May 22, 2014 and referred to as Exhibit 10.1.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: August 18, 2014	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

