Form 10-Q
period 2014-09-30
PROTEO INC
filed 2014-11-05
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at November 3, 2014

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-month and Nine-month Periods Ended September 30, 2014 and 2013 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2014 and 2013 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$533,700	$456,310
Research supplies	355,213	391,526
Prepaid expenses and other current assets	11,154	22,073
	900,067	869,909

PROPERTY AND EQUIPMENT, NET	16,061	20,501
PATENTS	8,775	–

	$924,903	$890,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80,811	$151,359
	80,811	151,359

LONG TERM LIABILITIES
Deferred revenues	370,851	–
Accrued licensing fees	723,159	784,776
	1,094,010	784,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	158,529	250,514
Accumulated deficit	(9,421,176)	(9,308,968)

Total Stockholders' Deficit	(249,918)	(45,725)

Total Liabilities and Stockholders' Deficit	$924,903	$890,410

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$–	$–	$–	$–

EXPENSES
General and administrative	45,643	37,057	131,713	130,700
Research and development	126,582	23,892	342,972	173,935
	172,225	60,949	474,685	304,635

OTHER INCOME (EXPENSE)
Development income	174,833	–	249,609	–
Interest and other income (expense), net	97,711	(54,036)	112,868	(40,475)
	272,544	(54,036)	362,477	(40,475)

NET INCOME (LOSS)	$100,319	$(114,985)	$(112,208)	$(345,110)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$100,319	$(114,985)	$(112,208)	$(345,110)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(81,760)	50,278	(91,985)	28,618

COMPREHENSIVE INCOME (LOSS)	$18,559	$(64,707)	$(204,193)	$(316,492)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,208)	$(345,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,768	14,182
Loss on disposal of equipment	–	11,471
Foreign currency transaction (gain) loss	(105,652)	7,292
Changes in operating assets and liabilities:
Research supplies	5,957	12,062
Prepaid expenses and other current assets	9,818	28,306
Accounts payable and accrued liabilities	(65,752)	(32,500)
Deferred revenue	396,460	–
Deposit liability	–	351,420

NET CASH PROVIDED BY OPERATING ACTIVITIES	136,391	47,123

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	–	34,663
Acquisition of property and equipment	(4,742)	–
Patent development costs	(9,380)	–

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(14,122)	34,663

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(44,879)	30,682

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,390	112,468

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	456,310	375,722

CASH AND CASH EQUIVALENTS--END OF PERIOD	$533,700	$488,190

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 26, 2014.

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

SEPTEMBER 30, 2014 (UNAUDITED)

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

PATENTS

The Company capitalizes the cost to acquire specifically identifiable intangible assets with finite lives, such as patents. Such costs are amortized on a straight-line basis over the patent term. The Company capitalized patent costs approximating $9,000 during the nine months ended September 30, 2014. No amortization will be recognized until the patent term commences.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. At September 30, 2014, the Company determined that no impairment circumstances existed.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2014 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2014 and 2013, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

ASC 2014-10 also clarifies that the guidance in ASC Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. The Company elected to adopt the aforementioned amendments effective June 30, 2014. As such, information previously required by ASC Topic 915, Development Stage Entities, has been excluded from the accompanying condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede existing revenue recognition guidance under current GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the year beginning January 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. The Company is currently evaluating ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within ASU 2014-15 incorporates a likelihood threshold of “probably” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. ASU 2014-15 will be effective for the Company in the year beginning January 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2013 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2014 and 2013. As such, basic and diluted income (loss) per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $159,000 at September 30, 2014 and $251,000 at December 31, 2013.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $106,000 and ($7,000) for the nine-month periods ended September 30, 2014 and 2013, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has not generated any significant operating revenues since its inception. All of the Company's property and equipment is located in Germany.

6.   LONG-TERM LIABILITIES

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery. The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. Through September 30, 2014, the party made cash payments totaling 476,000 Euros (approximately $648,000) to the Company. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to expenses incurred. Through September 30, 2014, the Company recognized approximately $250,000 of development income under the Development Agreement, which is included as a component of other income (expense) in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $371,000 at September 30, 2014.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 (UNAUDITED)

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of September 30, 2014.

At September 30, 2014, the Company has accrued approximately $723,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $785,000 at December 31, 2013, which was solely due to changes in foreign currency exchange rates.

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

There is no material income tax expense recorded for the periods ended September 30, 2014 and 2013, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

As of September 30, 2014, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,394,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $605,000 and $1,549,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $240,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2014, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

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

A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury), an investigator initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. In November 2013, the recruitment period for the EMPIRE study was closed after a total of 87 participants had been recruited and treated with a single Elafin dose at start of surgery or placebo. The study is completed and the results are being analysed.

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

In May 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million (approximately $4.8 million). In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable (see Note 6 to the accompanying condensed consolidated financial statements).

In the third quarter 2014, our subsidiary signed a Letter of Agreement (LOA) with a Clinical Research Organization (CRO) for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”).

RESULTS OF OPERATIONS

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2014 approximated $172,000 and $475,000, respectively, an increase of approximately $111,000 and $170,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods increased $8,000 and $1,000 respectively. Research and development expenses increased $103,000 and $169,000 over the same periods. The increase in research and development expenses was primarily driven by an increase in research related wages in 2014 due to increased compensation to existing employees.

OTHER INCOME (EXPENSE)

Total other income for the three-month and nine-month periods ended September 30, 2014 approximated $273,000 and $362,000, respectively, compared to ($54,000) and ($40,000) for the respective periods in 2013, a net increase of approximately $327,000 and $403,000, respectively. The increases are primarily due to development income, which represent income recognized under the Development Agreement, as described above and in Note 6 to the accompanying condensed consolidated financial statements. Development income in 2014 increased by approximately $175,000 and $250,000 over the respective periods in 2013 due to the Development Agreement being signed in May 2014, with no similar agreement in 2013.

Interest and other income (expense), net for the three-month and nine-month periods ended September 30, 2014 increased by approximately $152,000 and $153,000, respectively, over the same periods in 2013. The increases are driven primarily by foreign currency transaction gains during 2014, due to a strengthening of the U.S. Dollar compared to the Euro, in excess of the losses during the similar period in 2013.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2014 and 2013, due to the Company's net losses. The Company has a deferred tax asset of approximately $2,394,000 at September 30, 2014 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced a net (loss) gain of approximately ($92,000) and $29,000 in foreign currency translation adjustments during the nine-month periods ended September 30, 2014 and 2013, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

During the nine-month period ended September 30, 2014, the Company received payments approximating $648,000 in connection with the Development Agreement.

The Company has cash approximating $534,000 as of September 30, 2014 to support current and future operations. This is an increase of $77,000 over the December 31, 2013 cash balance of approximately $456,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues in the next few years. Given the Company's current cash on hand and anticipated collections under the Development Agreement, management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, the Company expects to continue to direct the majority of research and development expenses towards the development of Elafin, although it is extremely difficult to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

PROPERTY AND EQUIPMENT

The Company’s capitalized property and equipment decreased from $21,000 at December 31, 2013 to $16,000 at September 30, 2014, primarily due to depreciation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $151,000 at December 31, 2013 to $81,000 at September 30, 2014, primarily due to the payment of year-end accruals for the 2013 financial statement audit and regulatory filing preparation.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during the second quarter 2014. The Company received approximately 476,000 Euros ($648,000) through September 30, 2014, which is non-refundable. No revenue sharing payments will be made unless Elafin is commercialized. Accordingly, the payment received is being accounted for as a payment for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $250,000 was recognized as development income during the nine month-period ended September 30, 2014. Deferred revenues had a translated balance of approximately $371,000 at September 30, 2014.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 5, 2014	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

