Form 10-K
period 2014-12-31
PROTEO INC
filed 2015-03-30
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2014, as reported on the OTCQB, was approximately $1,547,000. (1)

Number of shares of Common Stock outstanding as of February 27, 2015:  23,879,350

____________

(1) Excludes 12,826,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2014.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Several countries have passed laws or made provisions in order to make the development of drugs for rare diseases financially attractive to the pharmaceutical industry. Pharmaceutical companies developing new medicaments for the treatment of rare diseases (orphan drugs) receive assistance for their approval and marketing. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the United States of America (“US”) and about 250,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the US or European Union. This is associated with reduced fees to regulatory agencies and guarantees 7-year or 10-year marketing exclusivity in the US and European Union, respectively, on drug sales for the first company to obtain marketing approval of a particular drug in the respective regions.

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

For the development of its lead product Elafin Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (“NIH”) and the British Medical Research Council (“MRC”), supported preclinical and clinical studies on Elafin with high volume grants.

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

CLINICAL DEVELOPMENT

After developing a production procedure for Elafin, the Company has initiated clinical trials to achieve governmental approval for the use of Elafin as a drug in Europe. For this purpose, the Company has contracted an experienced Contract Manufacturing Organization in Europe to produce Elafin in accordance with Good Manufacturing Practices (“GMP”) standards as required for clinical trials. The excellent tolerability of Elafin in human subjects was demonstrated in a Phase I clinical single dose escalating study. The drug candidate is currently in clinical development for three indications:

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

In February 2014, the Company received Protocol Assistance (scientific advice for orphan medicines) from the Committee for Medicinal Products for Human Use (“CHMP”) at the European Medicines Agency (“EMA”) with respect to the strategy for further clinical development and marketing authorization of Elafin for the prophylactic treatment of postoperative complications after resection of esophageal cancer.

In the third quarter 2014, our subsidiary signed a Letter of Agreement (“LOA”) with a Clinical Research Organization (“CRO”) for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”). The final contract was signed in January 2015. We plan to conduct the POSTCOM TRIAL at up to 10 sites in the European Union and it is expected to enroll 80 patients.

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

Since 2009, the Company has been cooperating with researchers at The University of Edinburgh with respect to the clinical development of Elafin for prevention of myocardial injury after coronary artery bypass surgery (“CABG”). Within the framework of collaboration a clinical study (EMPIRE) was started in the third quarter of 2011. The EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury) study, an investigator initiated trial at Edinburgh University, was designed as a randomized, double-blinded and placebo-controlled study on 87 patients to investigate the therapeutic potential of a single preoperative Elafin dose on postoperative myocardial injury. This was measured by troponin I plasma concentration which is released by damaged heart muscle cells and its plasma concentration correlates with overall damage of the heart muscle. It was assumed that this treatment would lower the troponin I release over 48 hours. The study was performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research, and the Edinburgh Clinical Trials Unit. The study was funded by the MRC and Chest Heart & Stroke Scotland (“CHSS”) with funding in excess of 500,000 GBP.

In November 2014, the NHS Lothian’s Edinburgh Heart Centre has completed final analysis of data from the EMPIRE study with Proteo’s drug candidate Elafin for prevention of myocardial injury after CABG. The study confirmed the favorable safety profile of Elafin. No drug related adverse events and no evidence of excessive bleeding, cardiovascular complications or renal dysfunction was reported in this critical patient population. Statistically significant reduction of the area under the curve for plasma troponin I concentration profile over the first 48 hours could not be shown in this trial. Post-hoc analysis identified significantly reduced troponin I plasma concentrations by 41% within the first 6 hours after Elafin treatment. An unexpected skewed distribution of troponin I plasma concentrations in the patient groups was observed in the study and consequently the study turned out to be underpowered. This contradicts observations from an earlier UK study in CABG surgery patients which was taken as a reference for the study design and sample size calculation. This study provides sufficient information for design of an adequately powered follow up study with an indication that multiple doses in the postoperative period may be more effective. Results from this study contribute to our understanding of the therapeutic potential of Elafin and the time course of reperfusion injury in CABG. The results confirm the favorable safety profile of Elafin and additionally there are indications that Elafin has a beneficial effect on the protection of heart muscle tissue as long as Elafin is present in the blood.

Treatment of Kidney Transplantation

Kidney transplantation is the only long-term treatment option for end stage renal disease and is recognized to be one of the most successful organ transplants. Within the European Union and the US, approximately 35,500 kidney transplantations are performed per year. In spite of improvements in surgical techniques, postoperative patient care, immune suppression and HLA-matching, the failure of organ grafts due to immune rejection and premature degeneration still represents one of the major obstacles in transplantation medicine. Chronic allograft nephropathy (“CAN”) is the most common cause of renal graft failure, which results in degeneration of the kidney parenchymal and vascular tissue and leads to a progressive decline in allograft function. Ischemia-reperfusion injury following kidney transplantation has been identified as a significant cause of CAN. Graft ischemia occurs during organ removal, flushing, transportation and transplantation and leads to limited tissue damage. On revascularization or reperfusion, leukocytes infiltrate the tissue and initiate an inflammatory response, which results in a considerable exacerbation of the ischemic cellular degeneration. This damage to transplanted organs is a major factor influencing the appearance of subsequent T-cell-mediated acute rejection episodes, both early after transplantation and during later chronic rejection. Consequently, suppressing ischemia reperfusion injury is a potentially effective approach to increasing organ viability after surgery and improving the long-term survival of organ grafts.

In August 2007, we entered into a license agreement with Minapharm Pharmaceuticals SAE ("Minapharm"), a well established Egyptian pharmaceutical company based in Cairo, for clinical development, production and marketing of Elafin. We have granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. Minapharm has initiated a Phase II clinical trial on the use of Elafin in kidney transplantation patients. This trial is concerned with the prevention of acute organ rejection and will be conducted at the University of Cairo. The start and conduct of the trial may be influenced by the actual political situation in Egypt and cannot be supervised.

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Pulmonary arterial hypertension (“PAH”) is a life-threatening disease in which the pressure in a patient's pulmonary arteries becomes dangerously high. If untreated, patients have a 40% chance of surviving five years. While the advent of new therapies has likely improved the five year survival rate to approximately 60%, there remains no specific cure for the disease. Despite the treatment progress during the last two decades there is still an unmet medical need for additional treatments. Proteo’s Elafin blocks the activity of enzymes that are involved in pulmonary arterial hypertension. We believe that this makes Elafin a highly promising compound for the treatment of the disease with a new mode of action. In preclinical studies, the treatment with Elafin attenuated fully developed PAH in an animal model with a pronounced and significant improvement of the vascular pathology, parameters of pulmonary hemodynamics, and right ventricular function. In humans, the obliteration of distal pulmonary arteries leads to a severe increase in pulmonary artery pressure and subsequently to right ventricular dysfunction. Reversal of this obliteration is a key goal in the treatment of PAH. At year-end 2012, the FDA granted Proteo Orphan Drug Designation to Elafin for the treatment of pulmonary arterial hypertension.

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

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease. In February 2015, the group has published new results which demonstrate that Elafin and cyclosporine act synergistically to prevent the development of irreversible damage to transplanted lung tissue in an animal model (American Journal of Transplantation, 2015).

Vascular damage

The Company entered into an agreement with the Molecular Imaging North Competence Center (“MOIN CC”) at the Christian-Albrechts-University of Kiel in April 2010. Under this agreement the effects of Elafin on vascular changes are being examined in animal models. The federal state of Schleswig-Holstein is backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (“ERDF”), as well as resources from the second German economic stimulus package. The researchers presented results of a biodistribution study with radiolabeled Elafin at the 50th annual meeting of the German Society of Nuclear Medicine (“DGN”) held in Bremen, April 2012. They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney. In 2013, the researchers demonstrated that Elafin administration prevented intima hyperplasia in a rat model of percutaneous transluminal balloon angioplasty. This indicates that Elafin might be effective in preventing restenosis after balloon angioplasty, which is a frequent complication of this intervention in humans.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Barbara Kahlke, PhD and Florian Wegner. PBAG had five employees as of December 31, 2014.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000, the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the “Amendment”) dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach. In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, failure to continue to develop Elafin. After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

EMPLOYEES

As of December 31, 2014, Proteo had five employees, all working at our offices in Germany.

ITEM 1A. - RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into a lease for office and laboratory facilities in Germany. The aggregate monthly rental under the foregoing lease was approximately $2,000.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2014 and 2013 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2013	First Quarter	$0.40	$0.10
	Second Quarter	0.18	0.05
	Third Quarter	0.17	0.07
	Fourth Quarter	0.11	0.06
2014	First Quarter	$0.08	$0.02
	Second Quarter	0.15	0.04
	Third Quarter	0.15	0.06
	Fourth Quarter	0.12	0.06

On March 18, 2015, the last sales price of our common stock was $0.08 per share. No cash dividends have been paid on our common stock for the 2014 and 2013 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of February 16, 2015, the number of shareholders of record of the Company's common stock was 1,743.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2014.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities in 2014.

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

The Company currently generates revenue under a development agreement. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurance as to the level of operating revenues, if any, the Company may actually achieve from its planned principal operations.

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug market will grow to $127 billion by 2018. This market is increasingly attractive for pharmaceutical companies.

The specific orphan drug legislation, especially in the United States of America and in the European Union, makes the development of drugs for rare diseases very appealing. Orphan drug designation provides marketing exclusivity for seven and ten years, respectively and contributes to a significant reduction in development costs, mainly due to small patients populations allowing for smaller clinical trials. Orphan drugs require typically 75% lower R&D costs than standard drugs. The limited number of specialized physicians treating these rare diseases facilitates the marketing of orphan drugs.

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

The Company's success will depend on its ability to prove that Elafin is well tolerated by humans and its efficacy in the indicated diseases in order to demonstrate a favorable risk/benefit balance. There can be no assurance that the Company will be able to develop feasible production procedures in accordance with GMP standards, or that Elafin will receive any governmental approval for its use in further clinical trials or its use as a drug in any of the intended applications.

Proteo has obtained Orphan drug designations within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophagus carcinoma. In the latter indication, especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. Orphan drug designation assures exclusive marketing rights for the treatment of the respective disease within the EU for a period of up to ten years after receiving market approval. In addition, a simplified, accelerated and less expensive approval procedure with the assistance of EMA, the European FDA equivalent, can be drawn upon.

Within the United States of America, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy. These designations are associated with reduced fees to regulatory agencies and provide a 7-year marketing exclusivity in the U.S. on drug sales for the first company to obtain marketing approval of a particular drug.

For the development of its lead product Elafin, Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American NIH and the British MRC, supported preclinical and clinical studies on Elafin with high volume grants.

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

Further details are described in Item 1.

In February 2014, the Company received Protocol Assistance (scientific advice for orphan medicines) from the CHMP at the EMA with respect to the strategy for further clinical development and marketing authorization of Elafin for the prophylactic treatment of postoperative complications after resection of esophageal cancer.

In May 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million (approximately $4.8 million). In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable.

In the third quarter 2014, our subsidiary signed a LOA with a CRO for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”). The final contract was signed in January 2015. We plan to conduct the POSTCOM TRIAL at up to 10 sites in the European Union and it is expected to enrol 80 patients. In addition, our subsidiary commissioned the GMP manufacturing of the study drug.

In November 2014, we announced that the NHS Lothian’s Edinburgh Heart Centre has completed final analysis of data from the investigator initiated Phase II clinical trial (EMPIRE study) with Proteo’s drug candidate Elafin for prevention of myocardial injury after coronary artery bypass surgery (CABG). The EMPIRE study was designed as a randomized, double-blinded and placebo-controlled study on 87 patients to investigate the therapeutic potential of a single preoperative Elafin dose on postoperative myocardial injury. (Further details are described in Item 1.)

RESULTS OF OPERATIONS

REVENUES

Revenue reported in 2014 represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received approximately 876,000 Euros ($1,148,000) through December 31, 2014, which is non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $545,000 was recognized as development income during the year ended December 31, 2014. There was no such agreement in 2013, and therefore no revenue recognized during that period.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2014 were approximately $763,000, an increase of approximately $271,000 over the year ended December 31, 2013. This increase is primarily due to an increase in research and development expenses during the year ended December 31, 2014 of approximately $266,000. Research and development expenses increased primarily due to an increase in research related wages in 2014 as well as increases to research related expenditures in preparation for the POSTCOM TRIAL.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the year ended December 31, 2014 increased by approximately $229,000, from ($60,000) in 2013 to $169,000 in 2014. The increase is driven primarily by foreign currency transaction gains during 2014, due to a strengthening of the U.S. Dollar compared to the Euro, in excess of the losses during the similar period in 2013.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive gains (losses) of approximately $(145,000) and $64,000 due to foreign currency translation adjustments during the years ended December 31, 2014 and 2013, respectively. This represents a net decrease of approximately $209,000. The decrease is primarily due to a strengthening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2014 compared 2013.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,525,000 and $2,508,000 at December 31, 2014 and 2013, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of December 31, 2014, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,839,000 and $5,876,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014, the Company received approximately 876,000 Euros ($1,148,000) under the Development Agreement.

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

The Company has cash approximating $782,000 as of December 31, 2014 to support current and future operations. This is an increase of $326,000 over the December 31, 2013 cash balance of approximately $456,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues from the sale of Elafin in the next few years. Given the Company's current cash on hand and anticipated collections under the Development Agreement, management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and

•	the uncertainty of our ability to raise capital to support our future research and development efforts.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $392,000 at December 31, 2013 to $282,000 at December 31, 2014. The decrease is primarily the result of the consumption of supplies for research activities, as well as changes to foreign currency translation adjustments driven by the weakening Euro relative to the US dollar.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in German, decreased $7,000 during 2014, primarily due to changes to foreign currency translation adjustments driven by the weakening Euro relative to the US dollar. Capitalized patent costs increased by $8,000 due to an Elafin-related patent application.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $151,000 at December 31, 2013 to $97,000 at December 31, 2014, primarily due to the payment of certain accruals and the weakening of the Euro.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during May 2014. Deferred revenues had a translated balance of approximately $567,000 at December 31, 2014.

ACCRUED LICENSING FEES

Accrued licensing fees decreased by $92,000 to $693,000 at December 31, 2014. The decrease is solely due to the strengthening of US Dollar relative to the Euro. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2014 and 2013.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2014 and 2013.

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

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' (deficit) equity. Such accumulated amounts approximated $106,000 and $251,000 at December 31, 2014 and 2013, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the year ended December 31, 2014, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gain (loss) of approximately $159,000 and ($59,000) for the years ended December 31, 2014 and 2013, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2014 and 2013, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2014 and 2013, the Company has not recognized any liability for unrecognized tax benefits.

The Company is subject to taxation in the United States of America, various states, and Germany. The Company's 2010 through 2014 tax years are subject to examination by the taxing authorities.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2014 or 2013.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2014, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2014. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

NAME	AGE	POSITIONS
Birge Bargmann	53	President, Chief Executive Officer, Chief Financial Officer and Director
Prof. Oliver Wiedow, M.D.	57	Director
Prof. Hartmut Weigelt, Ph.D.	69	Director
Juergen Paal, Ph.D.	43	Chief Operating Officer of PBAG

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

BIOGRAPHICAL INFORMATION

Birge Bargmann has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. Birge Bargmann has 18 years of research experience in her previous position as head of the laboratory for enzyme research in the Department of Dermatology at the University of Kiel, and was engaged in the Elafin project. She co-developed and carried out procedures to detect and to purify Elafin. The Board of Directors concluded that Ms. Bargmann should serve as a director in light of her extensive scientific understanding of our technologies in development combined with the perspective and experience she brings as our current President and Chief Executive Officer from her extensive history with the Company.

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

Juergen Paal, Ph.D. has served as Chief Operating Officer ("COO") of Proteo Biotech AG since December 2014. He has more than 13 years of experience in the health care industry. Previously, he served as Director Business Development Therapeutic Apheresis at Fresenius Medical Care. He holds a Ph.D. in biology and an M.Sc. in Pharmaceutical Medicine.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Proteo, Inc. is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee; however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our board of directors is deemed to be the audit committee and as such functions and performs some of the same duties as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC.

The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfil the duties and obligations that an audit committee would have. The Company does not have a formal compensation committee. The board of directors, acting as a compensation committee, periodically meets to discuss and deliberate on issues surrounding the terms and conditions of executive officer compensation.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2014 by each person who served as the principal executive officer of Proteo during fiscal years ended 2014 and 2013. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2014	224,148	-0-	-0-	-0-	-0-	-0-	-0-	224,148
(Chief Executive Officer and Chief Financial Officer)	2013	68,786	-0-	-0-	-0-	-0-	-0-	-0-	68,786

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

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has no employment contracts with any of its officers or directors and maintains no retirement, fringe benefit or similar plans for the benefit of its officers or directors. However, Ms. Bargmann and Mr. Paal do have employment contracts with the Company’s wholly owned subsidiary Proteo Biotech AG. The Company may, however, enter into employment contracts with its officers and key employees, adopt various benefit plans and begin paying compensation to its officers and directors as it deems appropriate to attract and retain the services of such persons.  The Company does not pay fees to directors who are not executive officers for their attendance at meetings of the Board of Directors or its committees; however, the Company may adopt a policy of making such payments in the future. The Company will reimburse out-of-pocket expenses incurred by directors in attending Board and committee meetings.

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

The Company does not have a formal compensation committee and the Company’s officers receive no compensation from the Company at this time. Ms. Bargmann, our President, Chief Executive Officer and Chief Financial Officer, and Mr. Paal, Chief Operating Officer of the subsidiary, receive compensation from our wholly-owned subsidiary, Proteo Biotech AG.

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013 and on November 14, 2013. The contract expires on September 30, 2015. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal. The contract expires on November 30, 2017.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	6,380,000	26.7%
Birge Bargmann	6,300,000	26.4%
Prof. Hartmut Weigelt, Ph.D.	56,000	*
Juergen Paal, Ph.D.	90,000	*
All directors and executive officers as a group (4 persons)	12,826,000	53.7%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2014.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2014 and 2013, the Company has accrued approximately $693,000 and $785,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $66,000 and $65,000 for the years ended December 31, 2014 and 2013, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed or expect to be billed approximately $9,000 and $8,000 for the years ended December 31, 2014 and 2013, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2014 that were not included in the three categories above.

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

(3) List of Exhibits.

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Amendment to Articles of Incorporation, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.9	Certificate of Designation of Series A Preferred Stock dated June 5, 2008 (Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of amendments to Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG dated April 2, 2013 and on November 14, 2013 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)*

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20	Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)

10.21	Form of Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)

10.22	Letter Agreement dated June 10, 2014, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 18, 2014)

10.23	Agreement effective May 16, 2014 between Biotech Development Corp. and Proteo (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2014)**

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

____________

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

PROTEO, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Proteo, Inc.

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company"), as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 30, 2015

Newport Beach, California

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$781,988	$456,310
Research supplies	282,076	391,526
Prepaid expenses and other current assets	31,805	22,073
	1,095,869	869,909

PROPERTY AND EQUIPMENT, NET	13,608	20,501
PATENTS	8,406	–
	$1,117,883	$890,410

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$97,385	$151,359
	97,385	151,359

LONG TERM LIABILITIES
Deferred revenues	567,130	–
Accrued licensing fees	692,835	784,776
	1,259,965	784,776

COMMITMENTS AND CONTINGENCIES - See Note 6

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	105,585	250,514
Accumulated deficit	(9,357,781)	(9,308,968)
Total Stockholders' Deficit	(239,467)	(45,725)
Total Liabilities and Stockholders' Deficit	$1,117,883	$890,410

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$544,653	$–

EXPENSES
General and administrative	214,344	209,815
Research and development	548,368	282,063
	762,712	491,878
INTEREST AND OTHER INCOME (EXPENSE), NET	169,246	(59,929)

NET LOSS	$(48,813)	$(551,807)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS ATTRIBUTABLE TO PROTEO, INC.	$(48,813)	$(551,807)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(144,929)	63,815

COMPREHENSIVE LOSS	$(193,742)	$(487,992)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
BALANCE - December 31, 2012	694,590	$695	23,879,350	$23,880	$8,567,634	$186,699	$(8,757,161)	$21,747

Preferred stock sold at $14.50 per share	29,000	29	–	–	420,491	–	–	420,520

Other comprehensive income	–	–	–	–	–	63,815	–	63,815

Net loss	–	–	–	–	–	–	(551,807)	(551,807)

BALANCE - December 31, 2013	723,590	$724	23,879,350	$23,880	$8,988,125	$250,514	$(9,308,968)	$(45,725)

Other comprehensive loss	–	–	–	–	–	(144,929)	–	(144,929)

Net loss	–	–	–	–	–	–	(48,813)	(48,813)

BALANCE - December 31, 2014	723,590	$724	23,879,350	$23,880	$8,988,125	$105,585	$(9,357,781)	$(239,467)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Proteo, Inc.	$(48,813)	$(551,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,613	16,986
Loss on disposal of equipment	7	11,568
Foreign currency transaction losses	(159,077)	58,602
Changes in operating assets and liabilities:
Research supplies	69,528	(7,515)
Prepaid expenses and other current assets	(13,470)	19,433
Accounts payable and accrued liabilities	(48,414)	56,227
Deferred revenues	544,653	–
Accrued licensing fees	–	–
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	354,027	(396,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4,707)	–
Patent development costs	(9,380)	–
Proceeds from sale of property and equipment	–	34,663
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,087)	34,663

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	–	420,520
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	420,520
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14,262)	21,911
NET INCREASE IN CASH AND CASH EQUIVALENTS	325,678	80,588
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	456,310	375,722
CASH AND CASH EQUIVALENTS--END OF PERIOD	$781,988	$456,310

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has not received any grant funds for the years ended December 31, 2014 and 2013, nor has it applied for any additional grants during such periods.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value at December 31, 2014 and 2013 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2014 and 2013.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' (deficit) equity. Accumulated gains approximated $106,000 and $251,000 at December 31, 2014 and 2013, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2013 and 2014, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded an unrealized foreign currency transaction gains (losses) of approximately $159,000 and ($59,000) for the years ended December 31, 2014 and 2013, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits with banks.

RESEARCH SUPPLIES

Research supplies inventory is stated at cost, and is entirely comprised of research supplies and materials that are expensed as consumed.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed as of or during the years ended December 31, 2014 and 2013.

PATENTS

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

The Company capitalizes the cost to acquire specifically identifiable intangible assets with finite lives, such as patents. Such costs are amortized on a straight-line basis over the patent term. The Company capitalized patent costs approximating $8,000 during the year ended December 31, 2014. No amortization will be recognized until the patent term commences.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. At December 31, 2014, the Company determined that no impairment circumstances existed.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to the Revenue Recognition Topic of the Codification.

As more fully described in Note 5, amounts received under the Development Agreement are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to development expenses incurred.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred. Grant funds received, if any, are reported as a reduction of research and development costs.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2014

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

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2014, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2014 or 2013.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

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

ASC 2014-10 also clarifies that the guidance in ASC Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. The Company elected to adopt the aforementioned amendments effective June 30, 2014. As such, information previously required by ASC Topic 915, Development Stage Entities, has been excluded from the accompanying consolidated financial statements.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2014	2013
Technical and laboratory equipment	$223,740	$254,366
Leasehold improvements	4,519	5,119
Office equipment	9,844	24,418
	238,103	283,903
Less accumulated depreciation and amortization	(224,495)	(263,402)
Total	$13,608	$20,501

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $10,000 and $17,000 for the years ended December 31, 2014 and 2013, respectively.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

3. STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. No common stock was issued during the years ended December 31, 2014 and 2013.

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

In October 2013, the Company issued 29,000 shares of its Series A Preferred Stock for cash to one unrelated party at a price of $14.50 per share. No shares of preferred stock were issued during the year ended December 31, 2014.

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2014 or 2013 due to the Company's net losses and related deferred tax asset full valuation allowance.

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2014	2013
Income tax benefit at U.S. federal statutory rates	$(17,000)	$(187,000)
Change in valuation allowance	17,000	187,000
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,525,000 and $2,508,000 at December 31, 2014 and 2013, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.

As of December 31, 2014, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,839,000 and $5,876,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

5. DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party. The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery. The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. Through December 31, 2014, the party made cash payments totalling 876,000 Euros (approximately $1,148,000) to the Company. As no revenue sharing payments will be made by the Company unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to expenses incurred. Through December 31, 2014, the Company recognized approximately $545,000 of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $567,000 at December 31, 2014.

6. COMMITMENTS AND CONTINGENCIES

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of December 31, 2014.

At December 31, 2014, the Company has accrued approximately $693,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $785,000 at December 31, 2013, which was solely due to changes in foreign currency exchange rates.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

6. COMMITMENTS AND CONTINGENCIES (continued)

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the right to exclusively market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2014 or 2013.

LEASES

The Company has entered into leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2014 and 2013 approximated $25,000, and $32,000, respectively.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2014 and 2013:

	2014	2013
Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(48,813)	$(551,807)
Preferred stock dividend	–	–
Net loss attributable to common stockholders	(48,813)	(551,807)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.00)	$(0.02)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: March 30, 2015	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

March 30, 2015

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	March 30, 2015

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	March 30, 2015

22