Form 10-Q
period 2015-03-31
PROTEO INC
filed 2015-05-13
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 4, 2015

PROTEO, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$374,837	$781,988
Research supplies	252,555	282,076
Prepaid expenses and other current assets	228,825	31,805
	856,217	1,095,869

PROPERTY AND EQUIPMENT, NET	11,149	13,608
PATENTS	–	8,406
	$867,366	$1,117,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$107,380	$97,385
Deferred revenues	360,730	567,130
	468,110	664,515

LONG TERM LIABILITIES
Accrued licensing fees	618,507	692,835
	618,507	692,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income (loss)	(2,742)	105,585
Accumulated deficit	(9,229,238)	(9,357,781)

Total Stockholders' Deficit	(219,251)	(239,467)

Total Liabilities and Stockholders' Deficit	$867,366	$1,117,883

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

REVENUES	$174,072	$–

EXPENSES
General and administrative	47,072	44,873
Research and development	134,211	108,094
	181,283	152,967

LOSS FROM OPERATIONS	(7,211)	(152,967)

INTEREST AND OTHER INCOME, NET	135,753	4,612

NET INCOME (LOSS)	$128,542	$(148,355)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

NET INCOME (LOSS)	$128,542	$(148,355)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(108,327)	(1,778)

COMPREHENSIVE INCOME (LOSS)	$20,215	$(150,133)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$128,542	$(148,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,701	2,766
Foreign currency transaction gain	(133,278)	(1,291)
Changes in operating assets and liabilities:
Research supplies	(770)	(1,789)
Prepaid expenses and other current assets	(208,633)	2,056
Accounts payable and accrued liabilities	22,462	(83,673)
Deferred revenue	(151,517)	–
Deposit liability	–	137,055

NET CASH USED IN OPERATING ACTIVITIES	(341,493)	(93,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(663)	(1,735)

NET CASH USED IN INVESTING ACTIVITIES	(663)	(1,735)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(64,995)	(575)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(407,151)	(95,541)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	781,988	456,310

CASH AND CASH EQUIVALENTS--END OF PERIOD	$374,837	$360,769

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

NATURE OF BUSINESS

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Tiprelestat (also known as Elafin) for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension and for preventing complications of organ transplant. The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

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

From time to time, the Company enters into collaborative arrangements for the research and development (“R&D”), manufacture and/or commercialization of products and product candidates.  These collaborations may provide for non-refundable, upfront license fees, R&D and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing. The Company's collaboration agreements with third parties are generally performed on a “best efforts” basis with no guarantee of either technological or commercial success.

Proteo, Inc.'s common stock is currently quoted on the OTC QB under the symbol “PTEO.” Subsequent to the reorganization of the OTC markets, the application of the Company for continued trading on the OTCQB venture market place for early stage and developing companies was approved on May 7, 2015.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a German private commercial bank. The Company's bank accounts at this financial institution are presently protected by the voluntary “Deposit Protection Fund of The German Private Commercial Banks.” The Company has not experienced any losses in these accounts.

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

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Proteo, Inc. and Proteo Biotech AG (“PBAG”), its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESEARCH SUPPLIES

The Company capitalizes the cost of supplies used in its research and development activities.  Such costs are expensed as used to research and development expenses in the accompanying condensed consolidated statements of operations.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2015 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2015 and 2014, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from future product sales at the time of product delivery. The Company believes that once significant operating revenues are generated, the Company's revenue recognition accounting policies will conform to the Revenue Recognition Topic of the Codification.

As more fully described in Note 6, amounts received under the Development Agreement are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to development expenses incurred.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. Deferred revenues at both December 31, 2014 and March 31, 2015 are estimated to be realizable during the year-ended December 31, 2015. As such, the December 31, 2014 deferred revenues balance has been reclassified from long term liabilities to current liabilities in the accompanying condensed consolidated financial statements. This reclassification had no impact on accumulated deficit, net loss, or comprehensive loss as of and for the year ended December 31, 2014.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2014 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2015 and 2014. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

3. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period, which approximates the exchange rate at the dates on which those elements were recognized. Net foreign currency exchange translation gains or losses are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income (loss) approximated ($3,000) at March 31, 2015 and $106,000 at December 31, 2014.

4. FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (see Note 7) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange transaction gain or loss results.

Additionally, the Company computes a foreign exchange transaction gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $133,000 and $1,000 for the three-month periods ended March 31, 2015 and 2014, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5. PREPAID EXPENSES

During the three-months ended March 31, 2015, PBAG commissioned the manufacturing of Elafin for an upcoming clinical study. The manufacturing commenced subsequent to March 31, 2015. Initial payments made by PBAG to the manufacturer for such manufacturing and to another party for clinical trial services have been included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

6. DEFERRED REVENUES

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

The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to expenses incurred. For the three-months ended March 31, 2015, the Company recognized approximately $174,000 of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $361,000 at March 31, 2015.

7. ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of March 31, 2015.

At March 31, 2015, the Company has accrued approximately $619,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $693,000 at December 31, 2014, which was solely due to changes in foreign currency exchange rates.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 (UNAUDITED)

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

There is no material income tax expense recorded for the periods ended March 31, 2015 and 2014, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

As of March 31, 2015, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,115,000, relating primarily to federal and foreign net operating loss carryforwards of approximately $633,000 and $1,305,000, respectively, and temporary differences related to the recognition of accrued licensing fees of approximately $177,000.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of March 31, 2015, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

While the Company currently generates a limited amount of revenue under a development agreement, which will not materially exceed its operating expenses, the Company does not expect to report any significant operating revenue until the successful development and marketing of its planned pharmaceutical and other biotech products.. Additionally, after the launch of the Company's products, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

OVERVIEW

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension and for preventing complications of organ transplantation.

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

A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischaemia Reperfusion Injury), an investigator initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. In November 2014, the NHS Lothian’s Edinburgh Heart Centre completed final analysis of data from the EMPIRE study with Proteo’s drug candidate Elafin for prevention of myocardial injury after coronary artery bypass grafting (CABG). The study confirmed the favorable safety profile of Elafin. No drug related adverse events and no evidence of excessive bleeding, cardiovascular complications or renal dysfunction was reported in this critical patient population. Statistically significant reduction of the area under the curve for plasma troponin I concentration profile over the first 48 hours could not be shown in this trial. Post-hoc analysis identified significantly reduced troponin I plasma concentrations by 41% within the first 6 hours after Elafin treatment. An unexpected skewed distribution of troponin I plasma concentrations in the patient groups was observed in the study and consequently the study turned out to be underpowered. This contradicts observations from an earlier UK study in CABG surgery patients which was taken as a reference for the study design and sample size calculation. This study provides sufficient information for design of an adequately powered follow up study with an indication that multiple doses in the postoperative period may be more effective. Results from this study contribute to our understanding of the therapeutic potential of Elafin and the time course of reperfusion injury in CABG. The results confirm the favorable safety profile of Elafin and additionally there are indications that Elafin has a beneficial effect on the protection of heart muscle tissue as long as Elafin is present in the blood.

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

In March 2015, we announced the publication of new results from a group of researchers lead by Mark Nicolls at the Stanford School of Medicine which demonstrate that Elafin and cyclosporine A act synergistically to reduce the development of irreversible damage to transplanted lung tissue in an animal model.

RESULTS OF OPERATIONS

REVENUES

Revenue reported in 2015 represent income recognized under the Development Agreement, as described above and in Note 6 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received approximately 20,000 Euros ($23,000) for the three-month period ended March 31, 2015, which is non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $174,000 was recognized as development income during the three-month period ended March 31, 2015. There was no such agreement during the similar period in 2014, and therefore no revenue recognized during that period.

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2015 approximated $181,000, an increase of approximately $28,000 over the same period of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month period increased $2,000. Research and development expenses increased $26,000 over the same period. The increase in research and development expenses was primarily due to increases to research related expenditures in preparation for the POSTCOM TRIAL in 2015.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month periods ended March 31, 2015 increased by approximately $131,000 over the same period in 2014. The increases are driven primarily by foreign currency transaction gains during 2015, due to a strengthening of the U.S. Dollar compared to the Euro, in excess of the gains during the similar period in 2014. Foreign currency transaction gains were primarily due to unrealized gains on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the periods ended March 31, 2015 and 2014, due to the Company's net losses. The Company has a deferred tax asset of approximately $2,115,000 at March 31, 2015 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive losses of approximately $108,000 and $2,000 related to foreign currency translation adjustments during the three-month periods ended March 31, 2015 and 2014, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Proteo is a holding company that owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). There were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 7 to the condensed consolidated financial statements included elsewhere for the payment terms under the License Agreement.

During the three-month period ended March 31, 2015 the Company received payments approximating $23,000 in connection with the Development Agreement.

The Company has cash approximating $375,000 as of March 31, 2015 to support current and future operations. This is a decrease of $407,000 over the December 31, 2014 cash balance of approximately $782,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next few years. Given the Company's current cash on hand and anticipated collections under the Development Agreement, management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, the Company expects to continue to direct the majority of research and development expenses towards the development of Elafin, although it is extremely difficult to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s research supplies decreased from $282,000 at December 31, 2014 to $253,000 at March 31, 2015, primarily due to a strengthening of the US Dollar compared to the Euro. Research supplies are held in Germany by the Subsidiary.

PREPAID EXPENSES

The Company’s prepaid expenses and other current assets increased from $32,000 at December 31, 2014 to $229,000 at March 31, 2015. This increase was primarily due to prepayments made during the three-months ended March 31, 2015 for upcoming clinical trial services and manufacturing of Elafin for such trials.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during the second quarter 2014. The Company received approximately 20,000 Euros ($23,000) for the three-month period ended March 31, 2015, which is non-refundable. No revenue sharing payments will be made unless Elafin is commercialized. Accordingly, the payment received is being accounted for as a payment for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $174,000 was recognized as development income during the three month-period ended March 31, 2015. Deferred revenues had a translated balance of approximately $361,000 at March 31, 2015, a $206,000 decrease from the balance at December 31, 2014.

ACCRUED LICENSING FEES

Accrued licensing fees decreased from $693,000 at December 31, 2014 to $619,000 at March 31, 2015, due to a strengthening of the US Dollar compared to the Euro. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both March 31, 2015 and December 31, 2014.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: May 13, 2015	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

