Form 10-Q
period 2015-09-30
PROTEO INC
filed 2015-11-10
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at October 30, 2015

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-month and Nine-month Periods Ended September 30, 2015 and 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2015 and 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$438,187	$781,988
Research supplies	254,148	282,076
Prepaid expenses and other current assets	340,762	31,805
	1,033,097	1,095,869

PROPERTY AND EQUIPMENT, NET	9,241	13,608
PATENTS	–	8,406
	$1,042,338	$1,117,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$87,884	$97,385
Deferred revenues	527,421	–
	615,305	97,385

LONG TERM LIABILITIES
Deferred revenues	–	567,130
Accrued licensing fees	640,908	692,835
	640,908	1,259,965

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	26,072	105,585
Accumulated deficit	(9,252,676)	(9,357,781)

Total Stockholders' Deficit	(213,875)	(239,467)

Total Liabilities and Stockholders' Deficit	$1,042,338	$1,117,883

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
CONSOLIDATED STATEMENTS OF OPERATIONS	2015	2014	2015	2014

REVENUES	$158,630	$174,833	$465,911	$249,609

EXPENSES
General and administrative	36,304	45,643	126,788	131,713
Research and development	122,345	126,582	341,250	342,972
	158,649	172,225	468,038	474,685

INCOME (LOSS) FROM OPERATIONS	(19)	2,608	(2,127)	(225,076)

INTEREST AND OTHER INCOME (EXPENSE), NET	(11,495)	97,711	107,231	112,868

NET INCOME (LOSS)	$(11,514)	$100,319	$105,104	$(112,208)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(11,514)	$100,319	$105,104	$(112,208)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	14,098	(81,760)	(79,513)	(91,985)

COMPREHENSIVE INCOME (LOSS)	$2,584	$18,559	$25,591	$(204,193)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$105,104	$(112,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,977	7,768
Foreign currency transaction gain	(90,927)	(105,652)
Changes in operating assets and liabilities:
Research supplies	6,736	5,957
Prepaid expenses and other current assets	(309,016)	9,818
Accounts payable and accrued liabilities	257	(65,752)
Deferred revenue	2,774	396,460
NET CASH USED IN (PROVIDED BY) OPERATING ACTIVITIES	(281,095)	136,391

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(663)	(4,742)
Patent development costs		(9,380)
NET CASH USED IN INVESTING ACTIVITIES	(663)	(14,122)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(62,043)	(44,879)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(343,801)	77,390
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	781,988	456,310

CASH AND CASH EQUIVALENTS--END OF PERIOD	$438,187	$533,700

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015.

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

SEPTEMBER 30, 2015 (UNAUDITED)

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2015 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2015 and 2014, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

It is the Company's intent to recognize revenues from product sales at the time of product delivery.

As more fully described in Note 6, amounts received under the Development Agreement are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to development expenses incurred.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements to conform to current period presentation. Revenues recognized under the Development Agreement (see Note 6) for the three-month and nine-month periods ended September 30, 2014 have been reclassified from interest and other income to revenues in the accompanying condensed consolidated statements of operations. These reclassifications had no impact on accumulated deficit, net income (loss), or comprehensive income (loss) for any of the periods presented.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the AICPA, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2014 Form 10-K that are expected to have material impact on the Company's future consolidated financial statements.

2. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2015 and 2014. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

3. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period, which approximates the exchange rate at the dates on which those elements were recognized. Net foreign currency exchange translation gains or losses are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated comprehensive income approximated $26,000 at September 30, 2015 and $106,000 at December 31, 2014.

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

Additionally, the Company computes a foreign exchange transaction gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $91,000 and $106,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, and ($16,000) and $94,000 for the three-month periods ended September 30, 2015 and 2014, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

During 2015, PBAG commissioned the manufacturing of Elafin for an upcoming clinical study. The manufacturing is still ongoing at September 30, 2015. Initial payments made by PBAG to the manufacturer for such manufacturing approximating $221,000 have been included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Per the terms of the Development Agreement (Note 6), the Company was owed 100,000 Euros (approximately $112,000) at September 30, 2015. Such receivable has been included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

6. DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. As of September 30, 2015, the Company has received approximately 1.2 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to expenses incurred. For the nine-months ended September 30, 2015 and 2014, the Company recognized approximately $466,000 and $250,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $527,000 at September 30, 2015. For the three-months ended September 30, 2015 and 2014, the Company recognized development income of $159,000 and $175,000, respectively.

7. ACCRUED RELATED PARTY LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of September 30, 2015.

At September 30, 2015, the Company has accrued approximately $641,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $693,000 at December 31, 2014, due solely to changes in foreign currency exchange rates.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

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

There is no material income tax expense recorded for the periods ended September 30, 2015 and 2014, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

As of September 30, 2015, the Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,178,000, relating primarily to federal and foreign net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of September 30, 2015, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

In August 2015, PBAG submitted a project outline for a research and development grant program of the German State of Schleswig-Holstein. Our project outline was evaluated positively. Early October, we have submitted the funding application.

In September 2015, we received a Pre-Investigational New Drug Application (PIND) Meeting Request Granted Letter from the US Food and Drug Administration (FDA) for discussing the development strategies for Elafin to be used for the treatment of pulmonary arterial hypertension (PAH) within the framework of our collaboration with Dr. Rabinovitch at Stanford University. A face-to-face meeting has been scheduled for November.

RESULTS OF OPERATIONS

REVENUES

Revenue reported represents income recognized under the Development Agreement, as described above and in Note 6 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014 and received approximately 320,000 Euros ($355,000) and 476,000 Euros ($648,000) for the nine-month periods ended September 30, 2015 and 2014, respectively, and $250,000 ($278,000) and $30,000 ($40,000) for the three-month periods ended September 30, 2015 and 2014, respectively, which is non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $466,000 and $250,000 was recognized as development income during the nine-month periods ended September 30, 2015 and 2014, respectively.

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2015 approximated $159,000 and $468,000, respectively, a decrease of approximately $14,000 and $7,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods decreased $9,000 and $5,000 respectively. Research and development expenses decreased $4,000 and $2,000 over the same periods. As research is conducted at the Company’s German subsidiary, the decreases were primarily driven by a strengthening U.S. Dollar relative to the Euro.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and nine-month periods ended September 30, 2015 approximated ($11,000) and $107,000, respectively, compared to $98,000 and $113,000 for the respective periods in 2014, a net decrease of approximately $109,000 and $6,000, respectively. The year-to-date increase is driven primarily by foreign currency transaction gains during 2015, due to a strengthening of the U.S. Dollar compared to the Euro, in excess of the gains during the similar periods in 2014. Foreign currency transaction gains were primarily due to unrealized gains on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2015 and 2014, due to the Company's net losses. The Company has a deferred tax asset of approximately $2,178,000 at September 30, 2015 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) of approximately ($80,000) and ($92,000) related to foreign currency translation adjustments during the nine-month periods ended September 30, 2015 and 2014, respectively and $14,000 and ($82,000) for the three-month periods ended September 30, 2015 and 2014. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

During the nine-month period ended September 30, 2015 the Company received payments approximating $355,000 in connection with the Development Agreement.

The Company has cash approximating $438,000 as of September 30, 2015 to support current and future operations. This is a decrease of $344,000 over the December 31, 2014 cash balance of approximately $782,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next few years. Given the Company's current cash on hand and anticipated collections under the Development Agreement, management believes the Company has sufficient cash on hand to cover its operations for the next 2 years. As for periods beyond the next 2 years, the Company expects to continue to direct the majority of research and development expenses towards the development of Elafin, although it is extremely difficult to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s research supplies decreased from $282,000 at December 31, 2014 to $254,000 at September 30, 2015, primarily due to a strengthening of the US Dollar compared to the Euro. Research supplies are held in Germany by the Subsidiary.

PREPAID EXPENSES

The Company’s prepaid expenses and other current assets increased from $32,000 at December 31, 2014 to $341,000 at September 30, 2015. This increase was primarily due to prepayments made during the nine-months ended September 30, 2015 for manufacturing of Elafin for upcoming clinical trials, plus $112,000 recorded as a receivable under the Development Agreement.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during the second quarter 2014. Amounts received under the Development Agreement have been deferred and will be recognized as revenue over the projected performance period under the agreement. Deferred revenues had a translated balance of approximately $527,000 at September 30, 2015, a $40,000 decrease from the balance at December 31, 2014.

ACCRUED RELATED PARTY LICENSING FEES

Accrued licensing fees decreased from $693,000 at December 31, 2014 to $641,000 at September 30, 2015, due to a strengthening of the US Dollar compared to the Euro. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both September 30, 2015 and December 31, 2014.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 10, 2015	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer
(signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

