Form 10-K
period 2015-12-31
PROTEO INC
filed 2016-03-30
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-30728

PROTEO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-0019065
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2015, as reported on the OTCQB, was approximately $2,984,000. (1)

Number of shares of Common Stock outstanding as of March 24, 2016:  23,879,350

____________

(1) Excludes 12,826,000 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2015.

Documents Incorporated by Reference

None.

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

For the development of Elafin Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (“NIH”) and the British Medical Research Council (“MRC”), supported preclinical and clinical studies on Elafin with high volume grants.

Proteo currently focuses on the clinical development of Elafin for treatment of postoperative inflammatory complications in the surgical therapy of esophageal cancer. Clinical trials for further indications and preclinical research into new fields of application are conducted in cooperation with third parties.

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

Acute Therapy
Phase I	Safety and tolerability	completed
Phase II	Esophageal cancer surgery	completed
Phase II	Coronary artery bypass surgery	completed
Phase III	Esophageal cancer surgery	preparing
Chronic Therapy
Phase I	Safety and tolerability	planned
Phase II	Pulmonary arterial hypertension	planned

Safety and Tolerability in Acute Therapy

In a double-blind, randomized and placebo-controlled Phase I single dose escalating trial Elafin was well tolerated by healthy human subjects. In two Phase II studies with patients undergoing surgery for esophageal cancer and with patients undergoing coronary artery bypass grafting the excellent tolerability was confirmed.

Esophageal Cancer Surgery

Esophageal cancer is a life threatening disease, which is classified as an orphan disease. The majority of patients with esophageal cancer present at an advanced stage with extensive lymph node metastasis. The curative treatment for this malignancy is consequently aggressive, consisting of chemoradiotherapy followed by radical esophagectomy and lymphadenectomy. Due to extensive surgical and pulmonary trauma and the long duration of surgery, esophagectomy is one of the most invasive and traumatic forms of thoracic surgery, and is associated with severe postoperative complications. The complications affect the lungs, heart and kidney and are associated with pronounced postoperative morbidity requiring ICU care. These complications may progress into life-threatening multiple organ failures. Esophagectomy is also associated with an unacceptably high rate of hospital mortality, which contributes to the low survival rate of esophageal cancer.

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

In February 2014, the Company received Protocol Assistance (scientific advice for orphan medicines) from the Committee for Medicinal Products for Human Use (“CHMP”) at the European Medicines Agency (“EMA”) with respect to the strategy for further clinical development and marketing authorization of Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer. In December 2015, the EMA pediatric committee (PDCO) adopted a positive opinion regarding Proteo's application for a product-specific pediatric investigation plan (PIP) waiver for Tiprelestat (Elafin) in this development.

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

Coronary Artery Bypass Surgery

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

Since 2009, the Company has been cooperating with researchers at The University of Edinburgh with respect to the clinical development of Elafin for prevention of myocardial injury after coronary artery bypass surgery (“CABG”). Within the framework of collaboration a clinical study (EMPIRE) was started in the third quarter of 2011. The EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury) study, an investigator initiated trial at Edinburgh University, was designed as a randomized, double-blinded and placebo-controlled study on 87 patients to investigate the therapeutic potential of a single preoperative Elafin dose on postoperative myocardial injury. This was measured by troponin I plasma concentration which is released by damaged heart muscle cells and its plasma concentration correlates with overall damage of the heart muscle. It was assumed that this treatment would lower the troponin I release over 48 hours. The study was performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research, and the Edinburgh Clinical Trials Unit. The study was funded by the MRC and Chest Heart & Stroke Scotland (“CHSS”) with funding in excess of 500,000 GBP.

In November 2014, the NHS Lothian’s Edinburgh Heart Centre has completed final analysis of data from the EMPIRE study with Proteo’s drug candidate Elafin for prevention of myocardial injury after CABG. No drug related adverse events and no evidence of excessive bleeding, cardiovascular complications or renal dysfunction was reported in this critical patient population. Statistically significant reduction of the area under the curve for plasma troponin I concentration profile over the first 48 hours could not be shown in this trial. Post-hoc analysis identified significantly reduced troponin I plasma concentrations by 41% within the first 6 hours after Elafin treatment. An unexpected skewed distribution of troponin I plasma concentrations in the patient groups was observed in the study and consequently the study turned out to be underpowered. This contradicts observations from an earlier UK study in CABG surgery patients, which was taken as a reference for the study design and sample size calculation. This study provides sufficient information for design of an adequately powered follow-up study with an indication that multiple doses in the postoperative period may be more effective. Results from this study contribute to our understanding of the therapeutic potential of Elafin and the time course of reperfusion injury in CABG. The results confirm the favorable safety profile of Elafin and additionally there are indications that Elafin has a beneficial effect on the protection of heart muscle tissue as long as Elafin is present in the blood. Details of the EMPIRE trial have been published in 2015 (Alam et al., Heart 2015).

Safety and Tolerability in chronic therapy

A double-blind, randomized, placebo-controlled clinical Phase I multiple dose escalating trial is currently planned. The designs of the Phase I clinical trial and a Phase II proof of concept trial in Pulmonary Arterial Hypertension (PAH) have been discussed with the FDA.

Pulmonary Arterial Hypertension

Pulmonary arterial hypertension (“PAH”) is a life-threatening disease in which the pressure in a patient's pulmonary arteries becomes dangerously high. If untreated, patients have a 40% chance of surviving five years. While the advent of new therapies has likely improved the five-year survival rate to approximately 60%, there remains no specific cure for the disease. Despite the treatment progress during the last two decades there is still an unmet medical need for additional treatments. Proteo’s Elafin blocks the activity of enzymes that are involved in pulmonary arterial hypertension. We believe that this makes Elafin a highly promising compound for the treatment of the disease with a new mode of action. In preclinical studies, the treatment with Elafin attenuated fully developed PAH in an animal model with a pronounced and significant improvement of the vascular pathology, parameters of pulmonary hemodynamics, and right ventricular function. In humans, the obliteration of distal pulmonary arteries leads to a severe increase in pulmonary artery pressure and subsequently to right ventricular dysfunction. Reversal of this obliteration is a key goal in the treatment of PAH. Proteo has received orphan drug designations for Elafin in the US for the treatment of pulmonary arterial hypertension and in the European Union for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension.

Since 2008, Proteo has been cooperating with a team of scientists at Stanford University in California lead by Dr. Marlene Rabinovitch for the preclinical development of Elafin in the field PAH. Marlene Rabinovitch has published over 150 scientific publications and is among the leading scientists worldwide in the area of pulmonary hypertension. For more than a decade, she has been studying the significance of Elafin in vascular disease. Since 2011, the NIH National Heart, Lung and Blood Institute (NHLBI) has been supporting the Elafin PAH development program at Stanford University with a five-year high volume grant.

In November 2015, Proteo and investigators from Stanford University School of Medicine were invited by the US Food and Drug Administration (FDA) for a Pre-Investigational New Drug Application (PIND) Meeting to discuss the development plan for Elafin in the treatment of PAH after major advances in preclinical research had been made by a Stanford team of researchers led by Professor Marlene Rabinovitch (Nickel et al., Am J Respir Crit Care Med. 2015).

At year’s end 2015, our subsidiary has set up a three-year program for the development of a new subcutaneous formulation of Elafin for PAH treatment. We have submitted a grant application under a research and development grant program of the German State of Schleswig-Holstein covering up to 50% of total costs. The application was evaluated positively and we are expecting the final approval notice in May 2016.

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

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease. In February 2015, the group has published new results which demonstrate that Elafin and cyclosporine act synergistically to prevent the development of irreversible damage to transplanted lung tissue in an animal model (American Journal of Transplantation, 2015). In June 2015, Nickel et al. published results showing that Elafin reverses pulmonary hypertension via caveolin-1-dependent bone morphogenetic protein signaling in an animal model of PAH. The potential of Elafin in the treatment of PAH was confirmed in further investigations using explanted lung tissue from PAH patients.

Vascular damage

From 2010 to 2015, Proteo cooperated with the Molecular Imaging North Competence Center (MOIN CC) at the Christian-Albrechts-University of Kiel. Under this collaboration the effects of Elafin on vascular changes were examined in animal models. The federal state of Schleswig-Holstein has backing the creation and infrastructure of MOIN CC with 8.2 million EUR using funding from the federal state and the European Regional Development Fund (“ERDF”), as well as resources from the second German economic stimulus package. In 2016, the researchers published the results of a biodistribution study with radiolabeled Elafin (Kaschwich et al., Drug Metab Pharmacokinet 2016). They found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney. In 2013, the researchers demonstrated that Elafin administration prevented intima hyperplasia in a rat model of percutaneous transluminal balloon angioplasty. This indicates that Elafin might be effective in preventing restenosis after balloon angioplasty, which is a frequent complication of this intervention in humans.

OUR SUBSIDIARY

PBAG, our operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Florian Wegner and Florian Bargmann. PBAG had four employees (including management) as of December 31, 2015.

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

Alpha-1-antitrypsin

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Alpha-1-antitrypsin is and has been marketed for more than 20 years, currently by Grifols, CSL Behring and Baxter as a plasma-derived product to supply patients with genetic deficiency of functional alpha-1-antitrypsin.

Sivelestat

Ono Pharmaceutical Co. Ltd., in Japan, has developed the synthetic elastase inhibitor Sivelestat. Ono received approval in 2002 to use Sivelestat as a drug for the indication "Amelioration of acute lung disease accompanying generalized inflammatory syndrome" in Japan and in Korea (Dong-A, Pharmaceutical Co., Ltd., Seoul) in 2006.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000, the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the “Amendment”) dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach. In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, or failure to continue to develop Elafin. After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, and Note 6 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. Under this agreement, the Company had received upfront payments and may receive additional milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on development of drugs based on the human protein Elafin. Our research and development expenditures for the fiscal years ended December 31, 2015 and 2014 were $1,077,000 and $548,000, respectively, with the largest portion being spent on the production of a new batch of Elafin for upcoming clinical trials.

EMPLOYEES

As of December 31, 2015, Proteo had three full-time employees (incl. management) and one part-time employee, all working at our offices in Germany.

ITEM 1A. - RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into a lease for office and laboratory facilities in Germany. The aggregate monthly rental under the foregoing lease was approximately $2,000 and the lease is renewed every six months.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2015 and 2014 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2014	First Quarter	$0.08	$0.02
	Second Quarter	0.15	0.04
	Third Quarter	0.15	0.06
	Fourth Quarter	0.12	0.06
2015	First Quarter	$0.10	$0.07
	Second Quarter	0.48	0.09
	Third Quarter	0.28	0.19
	Fourth Quarter	0.19	0.11

On March 16, 2016, the last sales price of our common stock was $0.08 per share. No cash dividends have been paid on our common stock for the 2015 and 2014 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 24, 2016, the number of shareholders of record of the Company's common stock was 1,742.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2015.

RECENT SALES OF UNREGISTERED SECURITIES

We had no sales of unregistered securities in 2015.

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

The specific orphan drug legislation, especially in the United States of America and in the European Union, makes the development of drugs for rare diseases very appealing. Orphan drug designation provides marketing exclusivity for seven and ten years, respectively, and contributes to a significant reduction in development costs, mainly due to small patients populations allowing for smaller clinical trials. Orphan drugs require typically 75% lower R&D costs than standard drugs. The limited number of specialized physicians treating these rare diseases facilitates the marketing of orphan drugs.

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension and for preventing complications of organ transplantation.

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

Proteo currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer. Clinical development for further indications and preclinical research into new fields of application are conducted in cooperation with third parties.

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. Further details are described in Item 1.

In January 2015, our subsidiary signed a contract with a contract research organization (“CRO”) for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”). In addition, our subsidiary commissioned the GMP manufacturing of the study drug. In December 2015, the EMA pediatric committee (“PDCO”) agreed that no investigations in pediatric populations will be performed, as children are almost not affected by this kind of cancer. We plan to conduct the POSTCOM TRIAL at up to 10 sites in the European Union and it is expected to enroll 80 patients.

In 2015, two top-class publications from our Stanford University collaboration were published: a promising new disease modifying principle of Elafin for the treatment of PAH (Nickel et al., Am J Respir Crit Care Med. 2015) and the demonstration that Elafin and cyclosporine A act synergistically reducing the development of irreversible damage to transplanted lung tissue in an animal model (Jiang et al., Am J Transplant 2015). Furthermore, the result from the EMPIRE trial which indicates that Elafin has cardioprotective properties by reducing the cardiac troponin I release has been published in 2015 (Alam et al., Heart 2015).

In September 2015, we received a Pre-Investigational New Drug Application (“PIND”) Meeting Request Granted Letter from the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of pulmonary arterial hypertension (“PAH”) within the framework of our collaboration with Dr. Rabinovitch at Stanford University. A face-to-face meeting occurred in November. The FDA gave explicit encouragement to us during the pre IND meeting on November 4, 2015 to promote the development of Elafin for the treatment of PAH, and they emphasized that effective drugs with novel therapeutic mechanisms are urgently needed for patients suffering from this fatal disease.

At year-end 2015, our subsidiary has set up a three-year program for the development of a new subcutaneous formulation of Elafin for PAH treatment. We have submitted a grant application under a research and development grant program of the German State of Schleswig-Holstein covering up to 50% of total costs. The application was evaluated positively and we are expecting the final approval notice by May 2016.

RESULTS OF OPERATIONS

REVENUES

Revenue reported for 2015 represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received approximately 472,000 Euros ($523,000) and 876,000 Euros ($1,148,000) for the years ended December 31, 2015 and 2014, respectively, which are non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and will be recognized as revenue over the projected performance period under the agreement. Approximately $826,000 and $545,000 was recognized as development income during the years ended December 31, 2015 and 2014, respectively.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2015 were approximately $1,300,000, an increase of approximately $537,000 over the year ended December 31, 2014. This increase is primarily due to an increase in research and development expenses during the year ended December 31, 2015 of approximately $529,000. Research and development expenses increased primarily due to increases to research related expenditures in preparation for the POSTCOM TRIAL.

INTEREST AND OTHER INCOME

Interest and other income, net for the year ended December 31, 2015 was $162,000 in 2015 compared to $169,000 in 2014. The balances are primarily comprised of foreign currency transaction gains on accrued licensing fees and other liabilities denominated in Euros (but expected to be settled in U.S. Dollars) in each year, driven by a strengthening of the U.S. Dollar compared to the Euro.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive losses of approximately $104,000 and $145,000 due to foreign currency translation adjustments during the years ended December 31, 2015 and 2014, respectively. This represents a net decrease of approximately $41,000. The decrease is primarily due to a strengthening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2015 at a lower rate than it strengthened in 2014. The U.S. Dollar strengthened, relative to the Euro, approximately 11% in 2015 compared to 13% in 2014.

INCOME TAXES

The Company has a deferred tax asset of approximately $2,631,000 and $2,525,000 at December 31, 2015 and 2014, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

As of December 31, 2015, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,967,000 and $5,580,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

LIQUIDITY AND CAPITAL RESOURCES

The Company received approximately 472,000 Euros ($523,000) and 876,000 Euros ($1,148,000) under the Development Agreement during the years ended December 31, 2015 and 2014, respectively. The Company expects to receive approximately 2.2 million Euros in future periods under this agreement.

Proteo is a holding company that owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). To date the Subsidiary has not had any significant earnings, and it does not expect to have any significant earnings for several years pending the approval of its first product candidate. In this regard, there were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $237,000 as of December 31, 2015 to support current and future operations. This is a decrease of $545,000 over the December 31, 2014 cash balance of approximately $782,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues from the sale of Elafin in the next few years. Given the Company's current cash on hand, anticipated collections under the Development Agreement, and collections under the expected grant of the German State of Schleswig-Holstein management believes the Company has sufficient cash on hand to cover its operations for the next 3 years. As for periods beyond the next 3 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs; and

•	the uncertainty of our ability to raise capital to support our future research and development efforts.

•	the uncertainty of our ability to collect the remaining payments owed under the Development Agreement.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $282,000 at December 31, 2014 to $236,000 at December 31, 2015. The decrease is primarily the result of the consumption of supplies for research activities, as well as changes to foreign currency translation adjustments driven by the weakening Euro relative to the US dollar.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $71,000 were recorded at December 31, 2015, and such amount was collected by March, 30, 2016.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased $5,000 during 2015, primarily due to changes to foreign currency translation adjustments driven by the weakening Euro relative to the US dollar. Capitalized patent costs approximating $8,000 were written off in 2015.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased from $97,000 at December 31, 2014 to $304,000 at December 31, 2015, primarily due to increased research and development expenses in the fourth quarter of 2015.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during May 2014. Deferred revenues had a translated balance of approximately $212,000 and $567,000 at December 31, 2015 and 2014, respectively.

ACCRUED LICENSING FEES

Accrued licensing fees decreased by $71,000 to $622,000 at December 31, 2015. The decrease is solely due to the strengthening of US Dollar relative to the Euro. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2015 and 2014.

OTHER LIABILITIES

Other liabilities at December 31, 2015 consists of employee compensation that was incurred in 2015 but for which payment was agreed to be deferred until 2018.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2015 and 2014.

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

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the year ended December 31, 2015, and did not realize any significant foreign currency exchanges gains or losses.

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

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2015, the Company received approximately 1.3 million Euros (including $71,000 accrued as a receivable at December 31, 2015) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to expenses incurred.

From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also totaled 3.5 million Euros, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company.

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

As of December 31, 2015 and 2014, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015 and 2014, the Company has not recognized any liability for unrecognized tax benefits.

The Company is subject to taxation in the United States of America, various states, and Germany. The Company's 2011 through 2014 tax years are subject to examination by the taxing authorities.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2015 or 2014.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2015, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2015. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

NAME	AGE	POSITIONS
Birge Bargmann	54	President, Chief Executive Officer, Chief Financial Officer and Director
Prof. Oliver Wiedow, M.D.	58	Director
Prof. Hartmut Weigelt, Ph.D.	70	Director
Juergen Paal, Ph.D.	44	Chief Operating Officer of PBAG

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

BIOGRAPHICAL INFORMATION

Birge Bargmann has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. Birge Bargmann has more than 18 years of research experience in her previous position as head of the laboratory for enzyme research in the Department of Dermatology at the University of Kiel, and was engaged in the Elafin project. She co-developed and carried out procedures to detect and to purify Elafin. The Board of Directors concluded that Ms. Bargmann should serve as a director in light of her extensive scientific understanding of our technologies in development combined with the perspective and experience she brings as our current President and Chief Executive Officer from her extensive history with the Company.

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

Prof. Hartmut Weigelt, Ph.D. has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he was Chief Scientific Officer ("CSO") of SNAP GmbH, and dean of the Faculty of Dental Technology at the SRH University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). He currently is Professor of Applied Biological Science at the University of Applied Sciences Cologne. Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a director in light of his extensive scientific understanding of our technologies in development.

Juergen Paal, Ph.D. has served as Chief Operating Officer ("COO") of Proteo Biotech AG since December 2014. He has more than 13 years of experience in the health care industry. Previously, he served as Director Business Development Therapeutic Apheresis at Fresenius Medical Care. He holds a Ph.D. in biology and a M.Sc. in Pharmaceutical Medicine.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of the management's knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2015 by each person who served as the principal executive officer of Proteo during fiscal years ended 2015 and 2014. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2015	186,564	-0-	-0-	-0-	-0-	-0-	-0-	186,564
(Chief Executive Officer and Chief Financial Officer)	2014	224,148	-0-	-0-	-0-	-0-	-0-	-0-	224,148

Juergen Paal	2015	88,703	-0-	-0-	-0-	-0-	-0-	-0-	88,703
(Chief Operating Officer)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ms. Bargmann’s and Mr. Paal’s salaries are paid by the Company’s wholly owned subsidiary Proteo Biotech AG.

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

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013, on November 14, 2013 and on October 30, 2015. In November 2015, the Supervisory Board of Proteo Biotech AG appointed Ms. Bargmann for a further period of office. The old contract expired on December 31, 2015, and a new contract is currently under negotiation. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal. The contract expires on November 30, 2017.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2015, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	6,380,000	26.7%
Birge Bargmann	6,300,000	26.4%
Prof. Hartmut Weigelt, Ph.D.	56,000	*
Juergen Paal, Ph.D.	90,000	*
All directors and executive officers as a group (4 persons)	12,826,000	53.7%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2015.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2015 and 2014, the Company has accrued approximately $622,000 and $693,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $61,000 and $66,000 for the years ended December 31, 2015 and 2014, for professional services rendered by the principal accountant for the audit of the our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed or expect to be billed approximately $6,000 and $9,000 for the years ended December 31, 2015 and 2014, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2015 that were not included in the three categories above.

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

PROTEO, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proteo, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

March 30, 2016

Newport Beach, California

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$237,288	$781,988
Research supplies	236,356	282,076
Receivables from Development Agreement	70,852	–
Prepaid expenses and other current assets	21,051	31,805
	565,547	1,095,869

PROPERTY AND EQUIPMENT, NET	9,034	13,608
PATENTS	–	8,406
	$574,581	$1,117,883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$304,454	$97,385
Deferred revenues	212,444	–
	516,898	97,385

LONG TERM LIABILITIES
Deferred revenues	–	567,130
Accrued licensing fees	621,699	692,835
Other liabilities	91,619	–
	713,318	1,259,965

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding (Liquidation preference - Note 3)	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	1,385	105,585
Accumulated deficit	(9,669,749)	(9,357,781)

Total Stockholders' Deficit	(655,635)	(239,467)

Total Liabilities and Stockholders' Deficit	$574,581	$1,117,883

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$826,099	$544,653

EXPENSES
General and administrative	223,098	214,344
Research and development	1,077,180	548,368
	1,300,278	762,712
INTEREST AND OTHER INCOME, NET	162,211	169,246
NET LOSS	$(311,968)	$(48,813)
BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(311,968)	$(48,813)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(104,200)	(144,929)
COMPREHENSIVE LOSS	$(416,168)	$(193,742)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

BALANCE - January 1, 2014	723,590	$724	23,879,350	$23,880	$8,988,125	$250,514	$(9,308,968)	$(45,725)

Other comprehensive loss	–	–	–	–	–	(144,929)	–	(144,929)

Net loss	–	–	–	–	–	–	(48,813)	(48,813)

BALANCE - December 31, 2014	723,590	$724	23,879,350	$23,880	$8,988,125	$105,585	$(9,357,781)	$(239,467)

Other comprehensive loss	–	–	–	–	–	(104,200)	–	(104,200)

Net loss	–	–	–	–	–	–	(311,968)	(311,968)

BALANCE - December 31, 2015	723,590	$724	23,879,350	$23,880	$8,988,125	$1,385	$(9,669,749)	$(655,635)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(311,968)	$(48,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,632	9,613
Loss on disposal of equipment	–	7
Foreign currency transaction gains	(128,876)	(159,077)
Changes in operating assets and liabilities:
Research supplies	17,063	69,528
Receivables from Development Agreement	(72,137)	–
Prepaid expenses and other current assets	7,621	(13,470)
Accounts payable and accrued liabilities	221,844	(48,414)
Deferred revenues	(301,840)	544,653
Other liabilities	91,619	–
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(472,042)	354,027

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,397)	(4,707)
Patent development costs	–	(9,380)
NET CASH USED IN INVESTING ACTIVITIES	(1,397)	(14,087)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(71,261)	(14,262)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(544,700)	325,678
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR	781,988	456,310
CASH AND CASH EQUIVALENTS--END OF YEAR	$237,288	$781,988

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION/NATURE OF BUSINESS

Proteo, Inc. and Proteo Marketing, Inc. ("PMI"), a Nevada corporation, which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc.'s common stock is quoted on the OTCQB under the symbol "PTEO." Effective December 31, 2004, PMI merged into Proteo, Inc. PBAG and Proteo, Inc. are hereinafter collectively referred to as the "Company."

The Company intends to develop, promote and market pharmaceuticals and other biotech products. The Company is focused on the development of pharmaceuticals based on the human protein Elafin. Elafin is a human protein that naturally occurs in human skin, lungs, and mammary glands. The Company believes Elafin may be useful in the treatment of post-surgery damage to tissue, complications resulting from organ transplantation, pulmonary hypertension, as well as other diseases.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Proteo, Inc. and PBAG, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has not received any grant funds for the years ended December 31, 2015 and 2014.

USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues (if any) and expenses during the reporting period. Significant estimates made by management include, among others, realizability of long-lived assets, revenue recognition estimates for the Development Agreement, and estimates for deferred tax asset valuation allowances. Actual results could materially differ from such estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CERTAIN OTHER ASSETS/LIABILITIES

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their fair value at December 31, 2015 and 2014 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2015 and 2014.

FOREIGN CURRENCY FINANCIAL REPORTING

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' (deficit) equity. Accumulated gains approximated $1,000 and $106,000 at December 31, 2015 and 2014, respectively.

The Company records payables related to a certain licensing agreement (Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2015 and 2014, and did not realize any significant foreign currency exchanges gains or losses.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains of approximately $129,000 and 159,000 for the years ended December 31, 2015 and 2014, respectively, which are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits with banks.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company capitalizes the cost of supplies used in its research and development activities if such supplies are deemed to have alternative future uses, usually in other research and development projects. Such costs are expensed as used to research and development expenses in the accompanying consolidated statements of operations. All other research and development costs are expensed as incurred,

The costs of materials that are acquired for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time the costs are incurred.

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

The Codification requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed for property and equipment as of or during the years ended December 31, 2015 and 2014. Patent costs approximating $8,000 were written off during the year ended December 31, 2015.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2015 and 2014, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

ACCOUNTING FOR STOCK-BASED COMPENSATION

From inception to December 31, 2015, the Company has not granted any stock options, stock warrants, or stock appreciation rights, and has not adopted any stock option plan.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2015 or 2014.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In March 2016, a third-party entered into a letter of intent with the Company to purchase a yet to be negotiated amount of the Company’s Preferred Stock. Additionally, subsequent to year-end, the Company obtained a 500,000 Euro funding commitment from a third-party investment company.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has had no operating revenues from inception. See Note 2 for information on long-lived assets located in Germany.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede existing revenue recognition guidance under current GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In doing so, among other things, companies will generally need to use more judgment and make more estimates than under the current guidance. The accounting standard will be effective for the Company in the year beginning January 1, 2017. The standard may be adopted using a full retrospective or a modified retrospective (cumulative effect) method. Early adoption is not permitted. The Company is currently evaluating ASU 2014-09 and has not yet selected a transition method nor has it determined the effect of the standard on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within ASU 2014-15 incorporates a likelihood threshold of “probably” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. ASU 2014-15 will be effective for the Company in the year beginning January 1, 2018. Early adoption is permitted for the Company during the year ended December 31, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other things, lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company for the year beginning January 1, 2019. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2015	2014
Technical and laboratory equipment	$200,769	$223,740
Leasehold improvements	4,055	4,519
Office equipment	10,205	9,844
	215,029	238,103
Less accumulated depreciation and amortization	(205,995)	(224,495)
Total	$9,034	$13,608

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $5,000 and $10,000 for the years ended December 31, 2015 and 2014, respectively.

3. STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. No common stock was issued during the years ended December 31, 2015 and 2014.

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

No shares of preferred stock were issued during the years ended December 31, 2015 and 2014.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2015 or 2014 due to the Company's net losses and related deferred tax asset full valuation allowance.

Income tax expense (benefit) for the years ended December 31, 2015 and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2015	2014
Income tax benefit at U.S. federal statutory rates	$(106,000)	$(17,000)
Change in valuation allowance	106,000	17,000
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,631,000 and $2,525,000 at December 31, 2015 and 2014, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.

As of December 31, 2015, the Company had tax net operating loss carryforwards ("NOLs") of approximately $1,967,000 and $5,580,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL begins to expire in 2025 over varying years. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

5. DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2015, the Company received approximately 1.3 million Euros (including $71,000 accrued as a receivable at December 31, 2015) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the party will be deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to expenses incurred.

From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also totaled 3.5 million Euros, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company.

For the years ended December 31, 2015 and 2014, the Company recognized approximately $826,000 and $545,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations. Deferred revenues approximated $212,000 and $567,000 at December 31, 2015 and 2014, respectively. Subsequent to year-end, the Company received $71,000 under the Development Agreement.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of December 31, 2015.

At December 31, 2015, the Company has accrued approximately $622,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $693,000 at December 31, 2014, which was solely due to changes in foreign currency exchange rates.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2015 or 2014. The Minapharm agreement terminates 15 years after the first commercial sales of licensed products.

LEASES

The Company has entered into short-term leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2015 and 2014 approximated $27,000 and $25,000, respectively.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

7. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended December 31, 2015 and 2014:

	2015	2014
Numerator for basic and diluted loss per common share:
Net loss attributable to Proteo, Inc.	$(311,968)	$(48,813)
Preferred stock dividend	–	–
Net loss attributable to common stockholders	$(311,968)	$(48,813)

Denominator for basic and diluted loss per common share:
Weighted average number of common shares outstanding	23,879,350	23,879,350

Basic and diluted loss per common share	$(0.01)	$(0.00)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: March 30, 2016	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

March 30, 2016

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	March 30, 2016

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	March 30, 2016

24