Form 10-Q
period 2016-06-30
PROTEO INC
filed 2016-08-08
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at July 11, 2016

PROTEO, INC.

AND SUBSIDIARY

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$207,570	$237,288
Research supplies	238,214	236,356
Grant funds receivable	82,078	–
Receivables for Development Agreement	–	70,852
Prepaid expenses and other current assets	16,746	21,051
	544,608	565,547

PROPERTY AND EQUIPMENT, NET	7,848	9,034
	$552,456	$574,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$247,178	$304,454
Deferred revenues	258,608	212,444
	505,786	516,898

LONG TERM LIABILITIES
Accrued licensing fees	632,962	621,699
Other liabilities	93,279	91,619
	726,241	713,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	12,957	1,385
Accumulated deficit	(9,705,257)	(9,669,749)
Total Stockholders' Deficit	(679,571)	(655,635)
Total Liabilities and Stockholders' Deficit	$552,456	$574,581

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$44,929	$133,209	$80,249	$307,281

EXPENSES
General and administrative	55,211	43,412	84,495	90,484
Research and development, net of grants	(33,726)	84,694	18,563	218,905
	21,485	128,106	103,058	309,389
GAIN (LOSS) FROM OPERATIONS	23,444	5,103	(22,809)	(2,108)

INTEREST AND OTHER INCOME (EXPENSE), NET	39,116	(17,027)	(12,697)	118,726

NET INCOME (LOSS)	$62,560	$(11,924)	$(35,506)	$116,618

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$62,560	$(11,924)	$(35,506)	$116,618

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(14,406)	14,716	11,571	(93,611)

COMPREHENSIVE INCOME (LOSS)	$48,154	$2,792	$(23,935)	$23,007

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,506)	$116,618
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,356	3,367
Foreign currency transaction loss (gain)	21,976	(119,313)
Changes in operating assets and liabilities:
Research supplies	2,437	(818)
Receivables for Development Agreement	72,521	–
Grant funds receivable	(82,516)	–
Prepaid expenses and other current assets	522	(349,922)
Accounts payable and accrued liabilities	(57,693)	(10,496)
Deferred revenue	42,542	(83,776)
NET CASH USED IN OPERATING ACTIVITIES	(34,361)	(444,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(663)
NET CASH USED IN INVESTING ACTIVITIES	–	(663)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,643	(54,588)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,718)	(499,591)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	237,288	781,988

CASH AND CASH EQUIVALENTS--END OF PERIOD	$207,570	$282,397

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

JUNE 30, 2016 (UNAUDITED)

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

The Company may receive grants from the German government which are used to fund research and development activities (see Note 7). Grant funds to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) when the related expenses are incurred.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2016 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2016 and 2015, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2016 and 2015. As such, basic and diluted income (loss) per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated other comprehensive income approximated $13,000 and $1,000 at June 30, 2016 and December 31, 2015, respectively.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately ($22,000) and $119,000 for the six-month periods ended June 30, 2016 and 2015, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through June 30, 2016, the Company received approximately 1.4 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month and six-month periods ended June 30, 2016 and 2015, the Company recognized approximately $45,000 and $80,000 and $133,000 and $307,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $259,000 and $212,000 at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the third party was behind in making payments approximating $98,000.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of June 30, 2016.

At June 30, 2016, the Company has accrued approximately $633,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $622,000 at December 31, 2015, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at June 30, 2016 and at December 31, 2015 consist of employee compensation that was incurred in 2015 but for which payment was agreed to be deferred until 2018. The increase is due to strengthening of the Euro compared to US Dollar.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. PBAG submitted for the reimbursement of eligible expenses through June 30, 2016 approximating 74,000 Euros. As such, research and development expenses for the three-month and six-month periods ended June 30, 2016 have been reduced by approximately $82,000, and a grant funds receivable is included on the accompanying condensed consolidated balance sheet as of June 30, 2016.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

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

There is no material income tax expense recorded for the periods ended June 30, 2016 and 2015, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of June 30, 2016, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

In September 2015, we received a Pre-Investigational New Drug Application (“PIND”) Meeting Request Granted Letter from the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of pulmonary arterial hypertension (“PAH”) within the framework of our collaboration with Dr. Rabinovitch at Stanford University. A face-to-face meeting occurred in November 2015. There are no updates at this time.

In February 2016, the results of a biodistribution study with radiolabeled Elafin were published (Kaschwich et al., Drug Metab Pharmacokinet 2016). The researchers found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney.

In March 2016, a third-party entered into a letter of intent with the Company to purchase a yet to be negotiated amount of the Company’s Preferred Stock. Additionally, in the first quarter 2016, the Company obtained a 500,000 Euro funding commitment from a third-party investment company. There are no updates at this time.

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to EUR 874,000 (approx. US$ 1 million) and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. A new Elafin formulation will allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension (PAH).

RESULTS OF OPERATIONS

REVENUES

Revenue reported represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $80,000 and $307,000 was recognized as development income during the six-month periods ended June 30, 2016 and 2015, respectively, and $45,000 and $133,000 was recognized as development income during the three-month periods ended June 30, 2016 and 2015, respectively. The decrease in revenues was due to a decrease in research activities in 2016, as well as a decrease in the recognition rate. From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also totaled 3.5 million Euros, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company. Revenues continued to be recognized at 43% of related expenses for the six-month period ended June 30, 2016.

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2016 approximated $21,000 and $103,000, respectively, a decrease of approximately $107,000 and $206,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and six-month periods increased (decreased) $12,000 and ($6,000) respectively. Research and development expenses decreased $118,000 and $200,000 over the same periods. The decrease in research and development expenses was primarily due to $82,000 of Grant funds recorded in 2016, which were netted against research and development expenses, as well as decreases to research related salaries and expenditures in preparation for the POSTCOM TRIAL in 2016.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and six-month periods ended June 30, 2016 approximated $39,000 and ($13,000), respectively, compared to $(17,000) and $119,000 for the respective periods in 2015, a net increase (decrease) of approximately $56,000 and ($131,000), respectively. The changes are driven primarily by fluctuating foreign currency transaction gains and losses due to a fluctuations of the Euro compared to the U.S. Dollar. Foreign currency transaction gains and losses were primarily driven by unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the periods ended June 30, 2016 and 2015, due to the Company's net losses. The Company has a deferred tax asset of $2,293,000 at June 30, 2016 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.  Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) of approximately ($21,000) and $119,000 related to foreign currency translation adjustments during the six-month periods ended June 30, 2016 and 2015, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Proteo is a holding company that owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). There were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

The Company received approximately 175,000 Euros and 70,000 Euros under the Development Agreement during the six-month periods ended June 30, 2016 and 2015, respectively. The Company expects to receive approximately 2.0 million Euros in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. PBAG submitted for the reimbursement of eligible expenses through June 30, 2016 approximating 74,000 Euros. As such approximately $82,000 was accrued as a grant funds receivable on the accompanying condensed consolidated balance sheet as of June 30, 2016.

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 6 to the condensed consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $208,000 as of June 30, 2016 to support current and future operations. This is a decrease of $29,000 over the December 31, 2015 cash balance of approximately $237,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next few years. Given the Company's current cash on hand, anticipated collections under the Development Agreement, and collections under the grant of the German State of Schleswig-Holstein management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, the Company expects to continue to direct the majority of research and development expenses towards the development of Elafin, although it is extremely difficult to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have increased from $236,000 at December 31, 2015 to $238,000 at June 30, 2016, primarily due to a strengthening of the Euro compared to the US Dollar.

GRANT FUNDS RECEIVABLE

As noted previously, in June the Company received a Grant covering eligible research and development costs. PBAG submitted for the reimbursement of eligible expenses through June 30, 2016 approximating 74,000 Euros. As such approximately $82,000 was accrued as a grant funds receivable on the accompanying condensed consolidated balance sheet as of June 30, 2016.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $71,000 at December 31, 2015 were collected during the six-month period ended June 30, 2016.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $304,000 at December 31, 2015 to $247,000 at June 30, 2016, primarily due to the payment of 2015 year-end audit and legal fees during the six-month period ended June 30, 2016.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $258,000 at June 30, 2016, a $46,000 increase from the balance at December 31, 2015. The increase was driven by additional deferrals, partly offset by the recognition of revenues of $80,000.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $622,000 at December 31, 2015 to $633,000 at June 30, 2016, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both June 30, 2016 and December 31, 2015.

OTHER LIABILITIES

Other liabilities at June 30, 2016 and at December 31, 2015 consist of employee compensation that was incurred in 2015 but for which payment was agreed to be deferred until 2018. The decrease is due to strengthening of the Euro compared to US Dollar.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for SRCs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

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

PROTEO, INC.

Dated: August 5, 2016	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

