Form 10-Q
period 2016-09-30
PROTEO INC
filed 2016-11-14
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at October 31, 2016

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-month and Nine-month Periods Ended September 30, 2016 and 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2016 and 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	Septtember 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$148,139	$237,288
Research supplies	100,131	236,356
Grant funds receivable	90,448	–
Receivables for Development Agreement	–	70,852
Prepaid expenses and other current assets	13,571	21,051
	352,289	565,547

PROPERTY AND EQUIPMENT, NET	7,240	9,034
	$359,529	$574,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$168,438	$304,454
Deferred revenues	166,862	212,444
	335,300	516,898

LONG TERM LIABILITIES
Accrued licensing fees	639,038	621,699
Other liabilities	113,032	91,619
	752,070	713,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized
Series A, 723,590 shares issued and outstanding	724	724
Series B-1, 0 shares issued and outstanding	0	0
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	19,678	1,385
Accumulated deficit	(9,760,248)	(9,669,749)
Total Stockholders' Deficit	(727,841)	(655,635)
Total Liabilities and Stockholders' Deficit	$359,529	$574,581

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$110,513	$158,630	$190,762	$465,911

EXPENSES
General and administrative	37,671	36,304	122,166	126,788
Research and development, net of grants	118,534	122,345	137,097	341,250
	156,205	158,649	259,263	468,038
LOSS FROM OPERATIONS	(45,692)	(19)	(68,501)	(2,127)

INTEREST AND OTHER INCOME (EXPENSE), NET	(9,301)	(11,495)	(21,998)	107,231

NET INCOME (LOSS)	$(54,993)	$(11,514)	$(90,499)	$105,104

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)	$(54,993)	$(11,514)	$(90,499)	$105,104

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	6,721	14,098	18,292	(79,513)

COMPREHENSIVE INCOME (LOSS)	$(48,272)	$2,584	$(72,207)	$25,591

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(90,499)	$105,104
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,036	3,977
Foreign currency transaction loss (gain)	34,949	(90,927)
Changes in operating assets and liabilities:
Research supplies	142,166	6,736
Receivables for Development Agreement	72,496	–
Grant funds receivable	(82,488)	–
Prepaid expenses and other current assets	485	(309,016)
Accounts payable and accrued liabilities	(142,329)	257
Deferred revenue	(51,272)	2,774
Other liabilities	18,772	–
NET CASH USED IN OPERATING ACTIVITIES	(95,684)	(281,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(663)
NET CASH USED IN INVESTING ACTIVITIES	–	(663)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,535	(62,043)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(89,149)	(343,801)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	237,288	781,988

CASH AND CASH EQUIVALENTS--END OF PERIOD	$148,139	$438,187

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

SEPTEMBER 30, 2016 (UNAUDITED)

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2016 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2016 and 2015, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2016 and 2015. As such, basic and diluted income (loss) per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' equity. Accumulated other comprehensive income approximated $20,000 and $1,000 at September 30, 2016 and December 31, 2015, respectively.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately ($35,000) and $91,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through September 30, 2016, the Company received approximately 1.5 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the nine-month periods ended September 30, 2016 and 2015, the Company recognized approximately $191,000 and $466,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. For the nine-month periods ended September 30, 2016 and 2015, development income approximated $191,000 and $466,000, respectively. For the three-month periods ended September 30, 2016 and 2015, development income approximated $111,000 and $159,000, respectively. Deferred revenues approximated $167,000 and $212,000 at September 30, 2016 and December 31, 2015, respectively.

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, and again in June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on April 30, 2018. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of September 30, 2016.

At September 30, 2016, the Company has accrued approximately $639,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $622,000 at December 31, 2015, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at September 30, 2016 and December 31, 2015 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 82,000 Euros ($91,000) were received during the nine-month period ended September 30, 2016. An additional 81,000 Euros ($90,000) of eligible expense was submitted for reimbursement, but payment was not received at September 30, 2016. As such, research and development expenses for the nine-month period ended September 30, 2016 have been reduced by approximately $182,000, and a grant funds receivable of $90,000 is included on the accompanying condensed consolidated balance sheet as of September 30, 2016.

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

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

There is no material income tax expense recorded for the periods ended September 30, 2016 and 2015, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required.  As of September 30, 2016, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

9.  STOCK SUBSCRIPTIONS RECEIVABLE AND OTHER CAPITAL EQUITY TRANSACTIONS

On September 7, 2016, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada to designate 1,000,000 shares of its authorized preferred stock as Series B-1 Preferred Stock ("Series B-1 Stock"). On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with CFI Innovation GmbH Berlin Unternehmensberatung und Beteiligungen ("Investor"), a German corporation. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock (the “Purchase Shares”) at the price of EUR 1.00 per share (the “Purchase Price”), for an aggregate purchase price of EUR 1,000,000. An initial closing of 100,000 of the Purchase Shares was to occur on October 31, 2016 or on such earlier date as the Investor and the Company may agree (the “Initial Closing Date”).The Investor agreed to deliver EUR 100,000, which is the Purchase Price with respect to such Purchase Shares, on or before the Initial Closing Date. However, as of the Initial Closing Date. the Company only received 10,000 EUR ($12,000) from the Investor and the Initial Closing Date has been delayed until the Investor provides the remaining amount due for the purchase of the 100,000 Purchase Shares to be purchased at the Initial Closing Date. After the Initial Closing Date, subsequent closings of the remaining Purchase Shares will occur on the fifth (5th) business day after such date or dates that Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before March 31, 2017. In partial consideration for the Investor agreeing to purchase the Purchase Shares from the Company, the Company agreed to rebate four percent (4%) of the Purchase price paid to the Company prior to March 31, 2017 on each of June 30, 2017, June 30, 2018, and June 30 2019 (the “Rebate Dates”).

The rights, preferences, and privileges of the Series B-1 Preferred Stock are as follows:

•	Holders of shares of Series B-1 Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors preferential dividends at the per share rate of 1.5 times the per share amount of each and any cash and non-cash dividend distributed to the holders of the Registrants common stock.
•	Except as otherwise required by law, the Series B-1 Preferred Stock shall have no voting rights and not be entitled to vote as a separate class on an matter to be voted on by stockholders of the Company.
•	Upon any liquidation, voluntary or otherwise, dissolution or winding up of the Registrant, holders of Series B-1 Preferred Stock will be entitled to receive per share distributions equal to 1.5 times the rate of per share distributions to be made to the holders of the Registrant’s common stock.
•	In the event the Registrant enters into any consolidation, merger, combination or other transaction in which the shares of common stock of the Registrant are exchanged into other stock or securities, cash and/or any other property, then in any such case each share of Series B-1 Preferred Stock shall automatically be simultaneously exchanged for or converted into the same stock or securities, cash and/or other property at a rate per share equal to 1.5 times the rate per share that the common stock is being exchanged or converted.

Further details are described in the Company's Current Report on Form 8-K filed with the SEC on September 13, 2016.

In September 2016, the Company received 5,000 Euros ($6,000) from the Investor, as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet at September 30, 2016.

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

On September 9, 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

In September 2016 we signed an agreement with a third party within the framework of our collaboration with Marlene Rabinovitch for an animal toxicity program for the use of Elafin in the treatment of a PAH.

RESULTS OF OPERATIONS

REVENUES

Revenue reported represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $191,000 and $466,000 was recognized as development income during the nine-month periods ended September 30, 2016 and 2015, respectively, and $111,000 and $159,000 was recognized as development income during the three-month periods ended September 30, 2016 and 2015, respectively. The decrease in revenues was due to a decrease in research activities in 2016, and the related decrease in revenue recognition under the Development Agreement. From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also totaled 3.5 million Euros, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company. Revenues continued to be recognized at 43% of related expenses for the nine-month period ended September 30, 2016.

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2016 approximated $156,000 and $259,000, respectively, a decrease of approximately $2,000 and $209,000 over the respective periods of the prior year. General and administrative expenses (mostly professional and legal fees) for the three-month and nine-month periods increased (decreased) $1,000 and ($5,000) respectively. Research and development expenses decreased $4,000 and $204,000 over the same periods. The decrease in research and development expenses was primarily due to $181,000 of Grant funds recorded in 2016, which were netted against research and development expenses, as well as decreases to research related salaries and expenditures in preparation for the POSTCOM TRIAL in 2016.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and nine-month periods ended September 30, 2016 approximated ($9,000) and ($22,000), respectively, compared to ($11,000) and $107,000 for the respective periods in 2015, a net increase (decrease) of approximately $2,000 and ($129,000), respectively. The changes are driven primarily by fluctuating foreign currency transaction gains and losses due to a fluctuations of the Euro compared to the U.S. Dollar. Foreign currency transaction gains and losses were primarily driven by unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the periods ended September 30, 2016 and 2015, due to the Company's net losses. The Company has a deferred tax asset of $2,314,000 at September 30, 2016 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) of approximately $18,000 and ($80,000) related to foreign currency translation adjustments during the nine-month periods ended September 30, 2016 and 2015, respectively and $7,000 and $14,000 for the three-month periods ended September 30, 2016 and 2015. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

Proteo is a holding company that owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). There were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

The Company received approximately 190,000 Euros and 320,000 Euros under the Development Agreement during the nine-month periods ended September 30, 2016 and 2015, respectively. The Company expects to receive approximately 2.0 million Euros in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 82,000 Euros ($91,000) were received during the nine month period ended September 30, 2016. PBAG submitted for the reimbursement of additional eligible expenses approximating 81,000 Euros. As such approximately $90,000 was accrued as a grant funds receivable on the accompanying condensed consolidated balance sheet as of September 30, 2016.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 6 to the accompanying condensed consolidated financial statements for the payment terms under the License Agreement.

The Company has cash approximating $148,000 as of September 30, 2016 to support current and future operations. This is a decrease of $89,000 over the December 31, 2015 cash balance of approximately $237,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next few years. Given the Company's current cash on hand, anticipated collections under the Development Agreement, the Preferred Stock Purchase Agreement, and collections under the grant of the German State of Schleswig-Holstein management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, the Company expects to continue to direct the majority of research and development expenses towards the development of Elafin, although it is extremely difficult to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $236,000 at December 31, 2015 to $100,000 at September 30, 2016, primarily due to Elafin consumptions for animal toxicity studies.

GRANT FUNDS RECEIVABLE

As noted previously, in June the Company received a Grant covering eligible research and development costs. PBAG submitted for the reimbursement of eligible expenses from August 1, 2016 through September 30, 2016 approximating 81,000 Euros. As such approximately $90,000 was accrued as a grant funds receivable on the accompanying condensed consolidated balance sheet as of September 30, 2016.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $71,000 at December 31, 2015 were collected during the nine-month period ended September 30, 2016.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $304,000 at December 31, 2015 to $168,000 at September 30, 2016, primarily due to the payment of 2015 year-end audit and legal fees and other operational expenses during the nine-month period ended September 30, 2016.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $167,000 at September 30, 2016, a $46,000 decrease from the balance at December 31, 2015. The decrease was driven by the recognition of revenues of $191,000, partly offset by additional deferrals approximating $140,000.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $622,000 at December 31, 2015 to $639,000 at September 30, 2016, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both September 30, 2016 and December 31, 2015.

OTHER LIABILITIES

Other liabilities at September 30, 2016 and at December 31, 2015 consist of employee compensation that was incurred in 2015 and 2016 but for which payment was agreed to be deferred until 2018. An additional $17,000 was deferred to 2018 during the three-months ended September 30, 2016.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits:

3.1	Certificate of Designation of Series B-1 Preferred Stock dated September 7, 2016. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 13, 2016.

10.8	Preferred Stock Purchase Agreement dated September 9, 2016. Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 13, 2016.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: November 11, 2016	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

