Form 10-K
period 2016-12-31
PROTEO INC
filed 2017-04-14
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2016, as reported on the OTCQB, was approximately $662,000. (1)

Number of shares of Common Stock outstanding as of March 29, 2017:  23,879,350

____________

(1) Excludes 12,852,359 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2016.

Documents Incorporated by Reference

None.

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

In January 2015, our subsidiary signed a contract with a contract research organization (“CRO”) for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”). In addition, our subsidiary commissioned the GMP manufacturing of the study drug. When sufficient resources are available, we plan to conduct the POSTCOM TRIAL at up to 10 sites in the European Union and it is expected to enroll 80 patients.

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

In November 2015, we had a Pre-Investigational New Drug Application (“PIND”) Meeting with the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of pulmonary arterial hypertension (“PAH”) within the framework of our collaboration with Dr. Rabinovitch at Stanford University. In September 2016 we signed an agreement with a third party within the framework of our collaboration with Marlene Rabinovitch for an animal toxicity program for the use of Elafin in the treatment of a PAH.

At year’s end 2015, our subsidiary has set up a three-year program for the development of a new subcutaneous formulation of Elafin for PAH treatment. We have submitted a grant application under a research and development grant program of the German State of Schleswig-Holstein covering up to 50% of total costs.

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to EUR 874,000 (approx. US$ 1 million) and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension (PAH).

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

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease. In February 2015, the group has published new results which demonstrate that Elafin and cyclosporine act synergistically to prevent the development of irreversible damage to transplanted lung tissue in an animal model (American Journal of Transplantation, 2015). In June 2015, Nickel et al. published results showing that Elafin reverses pulmonary hypertension via caveolin-1-dependent bone morphogenetic protein signaling in an animal model of PAH. The potential of Elafin in the treatment of PAH was confirmed in further investigations using explanted lung tissue from PAH patients (American Journal of Respiratory and Critical Care Medicine, 2015).

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

OUR SUBSIDIARY

PBAG, our wholly owned operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Florian Wegner and Florian Bargmann. PBAG had four employees (including management) as of December 31, 2016.

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

Alpha-1-antitrypsin

Human blood naturally contains relatively large amounts of alpha-1-antitrypsin. Alpha-1-antitrypsin is and has been marketed for more than 20 years, currently by Grifols, CSL Behring, Baxter and Kamada as a plasma-derived product to supply patients with genetic deficiency of functional alpha-1-antitrypsin.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000, the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the “Amendment”) dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach. In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, or failure to continue to develop Elafin. After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, and Note 7 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

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

In May 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million (approximately $4.8 million). In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable. Please see Management’s Discussion and Analysis - Interest and Other Income, and Note 7 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on development of drugs based on the human protein Elafin. Our research and development expenditures for the fiscal years ended December 31, 2016 and 2015 were $355,000 and $1,077,000, respectively, with the largest portion being spent on the production of a new batch of Elafin for upcoming clinical trials.

EMPLOYEES

As of December 31, 2016, Proteo had three full-time employees (including management) and one part-time employee, all working at our offices in Germany.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2016 and 2015 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2015	First Quarter	$0.10	$0.07
	Second Quarter	0.48	0.09
	Third Quarter	0.28	0.19
	Fourth Quarter	0.19	0.11
2016	First Quarter	$0.13	$0.08
	Second Quarter	0.18	0.03
	Third Quarter	0.19	0.04
	Fourth Quarter	0.07	0.07

On March 29, 2017, the last sales price of our common stock was $0.07 per share. No cash dividends have been paid on our common stock for the 2016 and 2015 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 29 2017, the number of shareholders of record of the Company's common stock was 1,740.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2016.

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered securities in 2016 have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K .

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

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug market will grow to $178 billion by 2020. This market is increasingly attractive for pharmaceutical companies.

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

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular, after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension and for preventing complications of organ transplantation.

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

In January 2015, our subsidiary signed a contract with a contract research organization (“CRO”) for conducting a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”). In addition, our subsidiary commissioned the GMP manufacturing of the study drug. In December 2015, the EMA pediatric committee (“PDCO”) agreed that no investigations in pediatric populations will be performed, as children are almost not affected by this kind of cancer. We plan to conduct the POSTCOM TRIAL at up to 10 sites in the European Union and it is expected to enroll 80 patients. There are no updates at this time.

In November 2015, we had a Pre-Investigational New Drug Application (“PIND”) Meeting with the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of pulmonary arterial hypertension (“PAH”) within the framework of our collaboration with Dr. Rabinovitch at Stanford University. In 2016 we signed an agreement with a third party within the framework of our collaboration with Marlene Rabinovitch for an animal toxicity program for the use of Elafin in the treatment of a PAH. Final reports are expected in June 2017.

In February 2016, the results of a biodistribution study with radiolabeled Elafin were published (Kaschwich et al., Drug Metab Pharmacokinet 2016). The researchers found high accumulation in the kidney and concluded that this could be of great importance in the future as within the treatment of reperfusion injury of the kidney.

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to EUR 874,000 and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. A new Elafin formulation will allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension (PAH).

On September 9, 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. See Note 3 to the accompanying consolidated financial statements for additional information.

RESULTS OF OPERATIONS

REVENUES

Revenue reported for 2016 represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received approximately 190,000 Euros ($211,000) and 472,000 Euros ($523,000) for the years ended December 31, 2016 and 2015, respectively, which are non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and are being recognized as revenue over the projected performance period under the agreement. Approximately $243,000 and $826,000 was recognized as development income during the years ended December 31, 2016 and 2015, respectively. The reduction in development income is due to a reduction in research and development expenses in 2016.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2016 were approximately $340,000, a decrease of approximately $960,000 over the year ended December 31, 2015. Research and development expenses decreased $943,000 over the same periods to $135,000 for the year ended December 31, 2016. The decrease in research and development expenses was primarily due to decreases to research related salaries and expenditures in preparation for the POSTCOM TRIAL in 2016, as well as $220,000 of Grant funds recorded in 2016, which were netted against research and development expenses. General and administrative expenses (mostly professional and legal fees) for the same periods decreased $17,000 to $206,000 for 2016.

INTEREST AND OTHER INCOME

Interest and other income, net for the year ended December 31, 2016 was $64,000 in 2016 compared to $162,000 in 2015. The balances are primarily comprised of foreign currency transaction gains on accrued licensing fees and other liabilities denominated in Euros (but expected to be settled in U.S. Dollars) in each year, driven by a strengthening of the U.S. Dollar compared to the Euro.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive losses of approximately $25,000 and $104,000 due to foreign currency translation adjustments during the years ended December 31, 2016 and 2015, respectively. This represents a net decrease of approximately $79,000. The decrease is primarily due to a strengthening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2016 at a lower rate than it strengthened in 2015. The U.S. Dollar strengthened, relative to the Euro, approximately 4% in 2016 compared to 11% in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Proteo, Inc. owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). To date the Subsidiary has not had any significant earnings, and it does not expect to have any significant earnings for several years pending the approval of its first product candidate. In this regard, there were no undistributed earnings of the Subsidiary to repatriate to the U.S. parent (i.e. the Company).

The Company received approximately 190,000 Euros ($211,000) and 472,000 Euros ($523,000) under the Development Agreement during the years ended December 31, 2016 and 2015, respectively. The Company expects to receive approximately 2.0 million Euros in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 154,000 Euros ($170,000) were received during 2016. PBAG submitted for the reimbursement of additional eligible expenses approximating 45,000 Euros. As such approximately $47,000 was accrued as a grant funds receivable on the accompanying consolidated balance sheet as of December 31, 2016.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. See Note 3 to the accompanying consolidated financial statements for additional information.

In June 2014, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to April 2018. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $142,000 as of December 31, 2016 to support current and future operations. This is a decrease of $96,000 over the December 31, 2015 cash balance of approximately $237,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will not generate any significant revenues from the sale of Elafin in the next few years. Given the Company's current cash on hand, anticipated collections under the Development Agreement, and collections under the Grant of the German State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs;

•	the uncertainty of our ability to raise capital to support our future research and development efforts; and the uncertainty of our ability to collect the remaining payments owed under the Development Agreement.

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all. If we are unable to secure additional financing when needed, we may choose to delay or reduce other spending including Elafin research and development spending.

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $236,000 at December 31, 2015 to $100,000 at December 31, 2016, primarily due to Elafin consumptions for animal toxicity studies in 2016.

GRANT FUNDS RECEIVABLE

As noted above, the Company submitted for the reimbursement of additional eligible expenses incurred in 2016 approximating 45,000 Euros ($47,000). Such amount is included in Grant Funds Receivable at December 31, 2016. The Grant was not approved until 2016, so there was no similar accrual at December 31, 2015.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $37,000 were recorded at December 31, 2016, and such amount was collected by March, 31, 2017. Receivables related to the Development Agreement approximating $71,000 were recorded at December 31, 2015, and such amount was collected by March, 30, 2016.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased $3,000 during 2016, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $304,000 at December 31, 2015 to $179,000 at December 31, 2016, primarily due to increased research and development expenses in the fourth quarter of 2015 that were not paid until 2016.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during May 2014. Deferred revenues had a translated balance of approximately $174,000 and $212,000 at December 31, 2016 and 2015, respectively.

ACCRUED LICENSING FEES

Accrued licensing fees decreased by $22,000 to $600,000 at December 31, 2016. The decrease is solely due to the strengthening of US Dollar relative to the Euro. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2016 and 2015.

OTHER LIABILITIES

Other liabilities at December 31, 2015 and 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2016 and 2015.

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

The Company may receive grants from the German government which are used to fund research and development activities. Grant funds to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred.

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

The Company records payables related to a certain licensing agreement in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the year ended December 31, 2016.

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

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2016, the Company received approximately 1.5 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also equal 3.5 million Euros, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company.

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

As of December 31, 2016 and 2015, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016 and 2015, the Company has not recognized any liability for unrecognized tax benefits.

The Company is subject to taxation in the United States of America, various states, and Germany. The Company's 2012 through 2015 tax years are subject to examination by the taxing authorities.

COMPREHENSIVE LOSS

Total comprehensive loss represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive loss represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2016 or 2015.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2016, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2016. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

NAME	AGE	POSITIONS
Birge Bargmann	55	President, Chief Executive Officer, Chief Financial Officer and Director
Prof. Oliver Wiedow, M.D.	59	Director
Prof. Hartmut Weigelt, Ph.D.	71	Director
Juergen Paal, Ph.D.	45	Chief Operating Officer of PBAG

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2016 by each person who served as the principal executive officer of Proteo during fiscal years ended 2016 and 2015. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2016	25,000		-0-	-0-	-0-	-0-	-0-	-0-	25,000
(Chief Executive Officer and Chief Financial Officer)	2015	187,000	*	-0-	-0-	-0-	-0-	-0-	-0-	187,000

Juergen Paal	2016	63,000	**	-0-	-0-	-0-	-0-	-0-	-0-	63,000
(Chief Operating Officer)	2015	89,000		-0-	-0-	-0-	-0-	-0-	-0-	89,000

* Therefrom 132,000 Euros were not paid: 48,000 Euros were paid in June 2016 and 84,000 are due in June 2018

** Therefrom 22,428 Euros were not paid and are due in July 2018

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

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013, on November 14, 2013, on October 30, 2015, on February 1, 2016 and on September 29, 2016. The contract expires on November 9, 2020. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal, amended on September 29, 2016. The contract expires on November 30, 2017.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	6,380,000	26.7%
Birge Bargmann	6,300,000	26.4%
Prof. Hartmut Weigelt, Ph.D.	56,000	*
Juergen Paal, Ph.D.	116,359	*
All directors and executive officers as a group (4 persons)	12,852,359	53.8%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2016.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2016 and 2015, the Company has accrued approximately $600,000 and $622,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $60,000 and $61,000 for the years ended December 31, 2016 and 2015, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None

TAX FEES:

We were billed or expect to be billed approximately $5,000 and $6,000 for the years ended December 31, 2016 and 2015, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2016 that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report.

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

3.10

Certificate of Designation of Series B-1 Preferred Stock dated September 7, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2016)

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of amendments to Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG dated April 2, 2013 and on November 14, 2013 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)*

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20	Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)

10.21	Form of Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)

10.22	Letter Agreement dated June 10, 2014, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 18, 2014)

10.23	Agreement effective May 16, 2014 between Biotech Development Corp. and Proteo (Incorporated by reference to Exhibit 10.22 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2014)**

10.24	Preferred Stock Purchase Agreement dated September 9, 2016 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2016)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

____________

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

PROTEO, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Proteo, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (collectively the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proteo, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Squar Milner LLP

April 14, 2017

San Diego, California

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$141,668	$237,288
Research supplies	100,313	236,356
Grant funds receivable	47,405	–
Receivables from Development Agreement	36,821	70,852
Prepaid expenses and other current assets	17,079	21,051
Total current assets	343,286	565,547

Property and equipment, net	6,160	9,034
Total assets	$349,446	$574,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$178,773	$304,454
Deferred revenues	173,875	212,444
Total current liabilities	352,648	516,898

Accrued licensing fees	599,663	621,699
Other liabilities	111,967	91,619
Total liabilities	1,064,278	1,230,216

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding	724	724
Series B-1, 0 shares issued and outstanding	–	–

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive (loss) income	(24,093)	1,385
Accumulated deficit	(9,703,468)	(9,669,749)

Total stockholders' deficit	(714,832)	(655,635)

Total liabilities and stockholders' deficit	$349,446	$574,581

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$242,930	$826,099

EXPENSES
General and administrative	205,863	223,098
Research and development, net of grants	134,623	1,077,180
TOTAL EXPENSES	340,486	1,300,278
LOSS FROM OPERATIONS	(97,556)	(474,179)

INTEREST AND OTHER INCOME, NET	63,837	162,211
NET LOSS	$(33,719)	$(311,968)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(33,719)	$(311,968)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(25,478)	(104,200)
COMPREHENSIVE LOSS	$(59,197)	$(416,168)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
BALANCE - January 1, 2015	723,590	$724	23,879,350	$23,880	$8,988,125	$105,585	$(9,357,781)	$(239,467)

Other comprehensive loss	–	–	–	–	–	(104,200)	–	(104,200)

Net loss	–	–	–	–	–	–	(311,968)	(311,968)

BALANCE - December 31, 2015	723,590	$724	23,879,350	$23,880	$8,988,125	$1,385	$(9,669,749)	$(655,635)

Other comprehensive loss	–	–	–	–	–	(25,478)	–	(25,478)

Net loss	–	–	–	–	–	–	(33,719)	(33,719)

BALANCE - December 31, 2016	723,590	$724	23,879,350	$23,880	$8,988,125	$(24,093)	$(9,703,468)	$(714,832)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,719)	$(311,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,685	4,632
Foreign currency transaction gains	(51,363)	(128,876)
Changes in operating assets and liabilities:
Research supplies	134,308	17,063
Grant funds receivable	(49,872)	–
Receivables for Development Agreement	33,159	(72,137)
Prepaid expenses and other current assets	3,396	7,621
Accounts payable and accrued liabilities	(123,804)	221,844
Deferred revenues	(32,653)	(301,840)
Other liabilities	24,823	91,619
NET CASH USED IN OPERATING ACTIVITIES	(93,040)	(472,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(1,397)
NET CASH USED IN INVESTING ACTIVITIES	–	(1,397)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,580)	(71,261)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(95,620)	(544,700)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR	237,288	781,988
CASH AND CASH EQUIVALENTS--END OF YEAR	$141,668	$237,288

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. Once the research and development phase is complete, the Company will seek to obtain the various governmental regulatory approvals for the marketing of Elafin. The Company has not generated any significant revenues from product sales. The Company believes that none of its planned products will produce sufficient revenues in the near future. There are no assurances that the Company will be able to obtain regulatory approvals for marketing of Elafin, or if approved, that Elafin will be accepted in the marketplace.

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

OTHER RISKS AND UNCERTAINTIES

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products. Management plans to generate revenues from product sales, but there are no products currently approved and there are no purchase commitments for any of the proposed products. Additionally, the Company may generate revenues from out-licensing activities. There can be no assurance that further out-licensing may be achieved or whether such will generate significant profit. In the absence of significant sales and profits, the Company will be required to seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. If we are unable to receive additional financing when needed, we may choose to delay or reduce other spending including Elafin research and development spending. Based on our current plan, we believe that our current resources will be sufficient to satisfy our anticipated working capital requirements through April 2018.

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

DECEMBER 31, 2016 AND 2015

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

GRANTS

At times the Company has received grants from the German government which are used to fund research and development activities and the acquisition of equipment. Grant receipts for the reimbursement of research and development expenses are offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred. Grants related to the acquisition of tangible property, if any, will be recorded as a reduction of such property's historical cost.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their fair value at December 31, 2016 and 2015 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2016 and 2015.

FOREIGN CURRENCY

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. Accumulated income (losses) approximated ($24,000) and $1,000 at December 31, 2016 and 2015, respectively.

The Company records quarterly payables related to a certain licensing agreement (Note 7) which are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2016 and 2015.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains of approximately $51,000 and $129,000 for the years ended December 31, 2016 and 2015, respectively, which are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Company may receive grants from the German government which are used to fund research and development activities (see Note 6). Grant funds to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying consolidated statements of operations and comprehensive loss when the related expenses are incurred.

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

GAAP requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed for property and equipment as of or during the years ended December 31, 2016 and 2015.

REVENUE RECOGNITION

As more fully described in Note 5, amounts received under the Development Agreement are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to development expenses incurred.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2016 or 2015.

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

DECEMBER 31, 2016 AND 2015

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that will require management of an entity to assess, for each annual and interim period, if there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within ASU 2014-15 incorporates a likelihood threshold of “probably” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. ASU 2014-15 is effective for the Company in the year ending December 31, 2016. The adoption of ASU 2014-15 had no material impact on the Company’s consolidated financial statements and related disclosures.

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

During 2016, the FASB issued 3 new ASUs impacting Topic 606. ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), provides guidance on the application of principal versus agent considerations under Topic 606. ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, adds further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance within Topic 606. ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, provides additional guidance on Topic 606. These ASUs will be effective at the same time as ASU 2014-09. The Company is currently evaluating the impact of these standards on its consolidated financial statements and related disclosures.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2016	2015
Technical and laboratory equipment	$193,653	$200,769
Leasehold improvements	3,911	4,055
Office equipment	9,842	10,205
	207,406	215,029
Less accumulated depreciation and amortization	(201,246)	(205,995)
Total	$6,160	$9,034

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $3,000 and $5,000 for the years ended December 31, 2016 and 2015, respectively.

3. STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. No common stock was issued during the years ended December 31, 2016 and 2015.

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

On September 7, 2016, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada to designate 1,000,000 shares of its authorized preferred stock as Series B-1 Preferred Stock ("Series B-1 Stock"). On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with CFI Innovation GmbH Berlin Unternehmensberatung und Beteiligungen ("Investor"), a German corporation. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock (the “Purchase Shares”) at the price of EUR 1.00 per share (the “Purchase Price”), for an aggregate purchase price of EUR 1,000,000. An initial closing of 100,000 of the Purchase Shares was to occur on October 31, 2016 or on such earlier date as the Investor and the Company may agree (the “Initial Closing Date”). The Investor agreed to deliver EUR 100,000, which is the Purchase Price with respect to such Purchase Shares, on or before the Initial Closing Date. However, as of the Initial Closing Date, the Company only received 15,000 EUR from the Investor and the Initial Closing Date has been delayed until the Investor provides the remaining amount due for the purchase of the 100,000 Purchase Shares to be purchased at the Initial Closing Date. After the Initial Closing Date, subsequent closings of the remaining Purchase Shares will occur on the fifth (5th) business day after such date or dates that Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before March 31, 2017. In partial consideration for the Investor agreeing to purchase the Purchase Shares from the Company, the Company agreed to rebate four percent (4%) of the Purchase price paid to the Company prior to March 31, 2017 on each of June 30, 2017, June 30, 2018, and June 30 2019 (the “Rebate Dates”).

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

During 2016, the Company received 15,000 Euros ($16,000) from the Investor, as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2016.

No shares of preferred stock were issued during the years ended December 31, 2016 and 2015.

Subsequent to December 31, 2016, the Company received an additional 5,000 Euros from the Investor, however, the full purchase was not received by March 31, 2017. The Company is currently negotiating with the Investor to complete the transaction prior to June 30, 2017.

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2016 or 2015 due to the Company's net losses and related deferred tax asset full valuation allowance.

Income tax expense (benefit) for the years ended December 31, 2016 and 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2016	2015
Income tax benefit at U.S. federal statutory rates	$(11,000)	$(106,000)
Change in valuation allowance	11,000	106,000
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,209,000 and $2,631,000 at December 31, 2016 and 2015, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.

As of December 31, 2016, the Company had tax net operating loss carryforwards ("NOLs") of approximately $2,100,000 and $5,337,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL begins to expire in 2025 over varying years. The foreign net operating loss relates to Germany and does not have an expiration date.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

5. DEVELOPMENT AGREEMENT

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party. The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2016, the Company received approximately 1.5 million Euros (including $37,000 accrued as a receivable at December 31, 2016) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the years ended December 31, 2016 and 2015, the Company recognized approximately $243,000 and $826,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations. Deferred revenues approximated $174,000 and $212,000 at December 31, 2016 and 2015, respectively. Subsequent to year-end, the Company received 35,000 Euros under the Development Agreement.

6. GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 154,000 Euros ($170,000) were received during the twelve-month period ended December 31, 2016. An additional 45,000 Euros ($47,000) of eligible expense was submitted for reimbursement, but payment was not received at December 31, 2016. As such, research and development expenses for the year ended December 31, 2016 have been reduced by approximately $220,000, and a grant funds receivable of $47,000 is included on the accompanying consolidated balance sheet as of December 31, 2016.

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

7. COMMITMENTS AND CONTINGENCIES

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

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of December 31, 2016.

At December 31, 2016, the Company has accrued approximately $600,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $622,000 at December 31, 2015, which was solely due to changes in foreign currency exchange rates.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2016 or 2015. The Minapharm agreement terminates 15 years after the first commercial sales of licensed products.

LEASES

The Company has entered into short-term leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2016 and 2015 approximated $29,000 and $27,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: April 14, 2017	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

April 14, 2017

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	April 14, 2017

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	April 14, 2017