Form 10-Q
period 2017-03-31
PROTEO INC
filed 2017-05-15
CIK 1063104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 2, 2017

PROTEO, INC.

AND SUBSIDIARY

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,167	$141,668
Research supplies	101,856	100,313
Grant funds receivable	67,879	47,405
Receivables for Development Agreement	–	36,821
Prepaid expenses and other current assets	13,648	17,079

Total Current Assets	315,550	343,286

PROPERTY AND EQUIPMENT, NET	5,812	6,160

Total Assets	$321,362	$349,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,860	$178,773
Deferred revenues	138,072	173,875

Total Current Liabilities	321,932	352,648

LONG TERM LIABILITIES
Accrued licensing fees	608,891	599,663
Other liabilities	116,589	111,967

Total Long Term Liabilities	725,480	711,630

Total Liabilities	1,047,412	1,064,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive loss	(13,668)	(24,093)
Accumulated deficit	(9,725,111)	(9,703,468)

Total Stockholders' Deficit	(726,050)	(714,832)

Total Liabilities and Stockholders' Deficit	$321,362	$349,446

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$38,382	$35,320

EXPENSES
General and administrative	31,303	29,284
Research and development	7,485	52,289

Total Expenses	38,788	81,573

LOSS FROM OPERATIONS	(406)	(46,253)

INTEREST AND OTHER EXPENSE, NET	(21,237)	(51,813)

NET LOSS	$(21,643)	$(98,066)

OTHER COMPREHENSIVE LOSS

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	10,425	25,977

COMPREHENSIVE LOSS	$(11,218)	$(72,089)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,643)	$(98,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	444	674
Foreign currency transaction loss	20,243	51,313
Changes in operating assets and liabilities:
Research supplies	–	2,310
Grant funds receivable	(19,695)	–
Receivables for Development Agreement	37,294	46,223
Prepaid expenses and other current assets	3,686	10,798
Accounts payable and accrued liabilities	3,475	(28,812)
Deferred revenue	(38,382)	(13,267)
Other liabilities	2,892	–

NET CASH USED IN OPERATING ACTIVITIES	(11,686)	(28,827)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,185	9,719

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,501)	(19,108)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	141,668	237,288

CASH AND CASH EQUIVALENTS--END OF PERIOD	$132,167	$218,180

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

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

The Company may receive grants from the German government which are used to fund research and development activities (see Note 7). Grant funds to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying condensed consolidated statements of operations and comprehensive loss when the related expenses are incurred.

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2017 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2017 and 2016, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

As more fully described in Note 5, amounts received under the Development Agreement (as defined below) are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to development expenses incurred.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants (“AICPA”), nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2016 Form 10-K that are expected to have a material impact on the Company's future consolidated financial statements.

2.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2017 and 2016. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated $14,000 and $24,000 at March 31, 2017 and December 31, 2016, respectively.

4.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (see Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction losses of approximately $20,000 and $51,000 for the three-month periods ended March 31, 2017 and 2016, respectively, which are included in interest and other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filied with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through March 31, 2017, the Company received approximately 1,538,000 Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

The Development Agreement will terminate after the earlier of 15 years or 10 complete and consecutive years after the first regulatory approval of Elafin for this indication. Under no circumstances are the payments refundable, even if the drug is never commercialized. As no revenue sharing payments will be made unless Elafin is commercialized, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin (i.e. the performance period). Therefore, amounts received from the third party will be deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to expenses incurred.

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

For the three-month periods ended March 31, 2017 and 2016, the Company recognized approximately $38,000 and $35,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $138,000 and $174,000 at March 31, 2017 and December 31, 2016, respectively.

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of March 31, 2017.

At March 31, 2017, the Company has accrued approximately $609,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $600,000 at December 31, 2016, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at March 31, 2017 and December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. At March 31, 2017, 64,000 Euro ($68,000) of eligible expense from 2017 and 2016 was submitted for reimbursement, but payment was not received at March 31, 2017. Research and development expenses for the three-month period ended March 31, 2017 have been reduced by approximately $50,000, and a grant funds receivable of $68,000 is included on the accompanying condensed consolidated balance sheet as of March 31, 2017.

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

There is no material income tax expense recorded for the three month periods ended March 31, 2017 and 2016, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of March 31, 2017, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

9.  STOCK PURCHASE AGREEMENT AND OTHER CAPITAL EQUITY TRANSACTIONS

On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro and the Investor agreed to purchase such shares no later than March 31, 2017. Further details are described in the Company's Current Report on Form 8-K filed with the SEC on September 13, 2016.

During 2016, the Company received 15,000 Euro ($16,000) from the Investor, as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2016. In March 2017, the Company received an additional 5,000 Euro from the Investor; however, the full purchase was not received by March 31, 2017.

No shares of preferred stock were issued during the three month periods ended March 31, 2017 and 2016.

Subsequent to March 31, 2017, the Company received an additional 5,000 Euro from the Investor. The Company is currently negotiating with the Investor to complete the transaction.

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

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. The result from the EMPIRE trial which indicates that Elafin has cardioprotective properties by reducing the cardiac troponin I release has been published in 2015 (Alam et al., Heart 2015). Further details are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

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

On September 9, 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

In September 2016 we signed an agreement with a third party within the framework of our collaboration with Marlene Rabinovitch at Stanford University for an animal toxicity program for the use of Elafin in the treatment of pulmonary arterial hypertension (“PAH”), following the Pre-Investigational New Drug Application (“PIND”) Meeting with the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of PAH, occurred in November 2015.

In April 2017, we received the final report of the respiratory safety pharmacology study in rats. The study was conducted by a third party laboratory in the US. It was conducted in accordance with the FDA “Good Laboratory Practice for Nonclinical Laboratory Studies” (GLP). The objective of this study was to evaluate the acute respiratory effects of Elafin when administered subcutaneously to rats. Single subcutaneous administrations of Elafin to rats resulted in no test article-related changes in the measured respiratory parameters (respiratory frequency, tidal volume, or minute volume) and were well tolerated.

RESULTS OF OPERATIONS

REVENUES

Revenue reported represents income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $38,000 and $35,000 was recognized as development income during the three-month periods ended March 31, 2017 and 2016, respectively. The increase in revenues was due to a small increase in research activities in 2017.

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2017 were approximately $39,000, a decrease of approximately $43,000 over the same period of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month period ended March 31, 2017 increased $2,000 over the same period of the prior year. Research and development expenses decreased $45,000 over the same period. The decrease in research and development expenses was primarily due to $50,000 of Grant funds recorded in 2017, which were netted against research and development expenses, partly offset by a small increase in research costs during the same period.

INTEREST AND OTHER EXPENSE

Interest and other income expense, net for the three-month period ended March 31, 2017, decreased by approximately $30,000 over the same period in 2016. The decrease was driven primarily by smaller foreign currency transaction losses during 2017, due to a strengthening of the Euro compared to the U.S. Dollar, compared to the losses during the similar period in 2016. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the three month periods ended March 31, 2017 and 2016, due to the Company's net losses. The Company had a deferred tax asset of $2,240,000 at March 31, 2017 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains of approximately $10,000 and $26,000 related to foreign currency translation adjustments during the three-month periods ended March 31, 2017 and 2016, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company owns 100% of Proteo Biotech AG, its operating subsidiary in Germany (the “Subsidiary”). To date the Subsidiary has not had any significant earnings, and it does not expect to have any significant earnings for several years pending the approval of its first product candidate. In this regard, there were no undistributed earnings of the Subsidiary to repatriate to the Company.

The Company received approximately 35,000 Euro ($37,000) and 65,000 Euro ($71,000) under the Development Agreement during the three-month periods ended March 31, 2017 and 2016, respectively. The Company expects to receive approximately 2.0 million Euros in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 28,000 Euro ($30,000) were received during the three-month period ended March 31, 2017. PBAG submitted for the reimbursement of additional eligible expenses approximating 64,000 Euro. The Company expects to receive approximately 0.7 million Euro in future periods under this Grant.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. See Note 9 to the accompanying consolidated financial statements for additional information.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 6 to the accompanying consolidated financial statements for the payment terms under the License Agreement.

The Company has cash approximating $132,000 as of March 31, 2017 to support current and future operations. This is a decrease of $10,000 over the December 31, 2016 cash balance of approximately $142,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next 2 to 3 years. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the grant of the German State of Schleswig-Holstein, management believes the Company has sufficient cash on hand to cover its operations for the next 2 to 3 years. As for periods beyond the next 3 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, increased from $100,000 at December 31, 2016 to $102,000 at March 31, 2017, primarily due to a strengthening Euro relative to the U.S. Dollar.

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $47,000 at December 31, 2016 to $68,000 at March 31, 2017. The Company received approximately $30,000 during 2017 and submitted an additional $51,000 for reimbursement.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $37,000 at December 31, 2016 were collected during the three-month period ended March 31, 2017.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $138,000 at March 31, 2017, a $36,000 decrease from the balance at December 31, 2016. The decrease was driven by the recognition of revenues during the period, with no additional deferrals.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $600,000 at December 31, 2016 to $609,000 at March 31, 2017, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both March 31, 2017 and December 31, 2016.

OTHER LIABILITIES

Other liabilities at December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018. Other liabilities increased by $5,000 to $117,000 at March 31, 2017 due to certain 2017 employee compensation that was also deferred to 2018.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of Birge Bargmann, our Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required for SRCs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Entry Into a Material Definitive Agreement (Item 1.01).

On April 10, 2017, the Company entered into a Letter Agreement with Dr. Oliver Wiedow (the “Letter Agreement”), which waives and defers certain obligations under that certain License Agreement between the Company and Dr. Oliver Wiedow dated December 30, 2000, as amended on December 23, 2008 (the “License Agreement”). Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. While the total amount owed does not currently bear interest, any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent.

In July 2011, in February 2012, February 2013, June 2014, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. Prior to entering into the Letter Agreement, the outstanding balance would have been due on April 30, 2018.

Pursuant to the Letter Agreement, Dr. Wiedow has now agreed to defer the due date of the outstanding balance of 570,000 Euros to June 30, 2020; provided that if the Company’s financial condition improves, the parties would endeavor to enter in good faith negotiations to accelerate the payments.

ITEM 6.  EXHIBITS.

Exhibits:

10.25	Letter Agreement dated April 10, 2017, between Registrant and Dr. Oliver Wiedow

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: May 15, 2017	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

