Form 10-Q
period 2017-06-30
PROTEO INC
filed 2017-08-09
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at August 1, 2017

PROTEO, INC.

AND SUBSIDIARY

PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$153,696	$141,668
Research supplies	108,922	100,313
Grant funds receivable	16,804	47,405
Receivables for Development Agreement	28,558	36,821
Prepaid expenses and other current assets	16,772	17,079

Total Current Assets	324,752	343,286

PROPERTY AND EQUIPMENT, NET	5,853	6,160

Total Assets	$330,605	$349,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$173,300	$178,773
Deferred revenues	161,730	173,875

Total Current Liabilities	335,030	352,648

LONG TERM LIABILITIES
Accrued licensing fees	651,128	599,663
Other liabilities	134,386	111,967

Total Long Term Liabilities	785,514	711,630

Total Liabilities	1,120,544	1,064,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income (loss)	35,680	(24,093)
Accumulated deficit	(9,838,348)	(9,703,468)

Total Stockholders' Deficit	(789,939)	(714,832)

Total Liabilities and Stockholders' Deficit	$330,605	$349,446

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016

REVENUES	$57,653	$44,929	$96,035	$80,249

EXPENSES
General and administrative	68,946	55,211	100,249	84,495
Research and development	12,675	(33,726)	20,160	18,563

Total Expenses	81,621	21,485	120,409	103,058

INCOME (LOSS) FROM OPERATIONS	(23,968)	23,444	(24,374)	(22,809)

INTEREST AND OTHER INCOME (EXPENSE), NET	(89,269)	39,116	(110,506)	(12,697)

NET INCOME (LOSS)	$(113,237)	$62,560	$(134,880)	$(35,506)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	49,348	(14,406)	59,773	11,571

COMPREHENSIVE INCOME (LOSS)	$(63,889)	$48,154	$(75,107)	$(23,935)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,880)	$(35,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	793	1,356
Foreign currency transaction loss	113,825	21,976
Changes in operating assets and liabilities:
Research supplies	–	2,437
Grant funds receivable	32,861	(82,516)
Receivables for Development Agreement	10,828	72,521
Prepaid expenses and other current assets	1,680	522
Accounts payable and accrued liabilities	(14,546)	(57,693)
Deferred revenue	(25,656)	42,542
Other liabilities	12,142	–

NET CASH USED IN OPERATING ACTIVITIES	(2,953)	(34,361)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14,981	4,643

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,028	(29,718)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	141,668	237,288

CASH AND CASH EQUIVALENTS--END OF PERIOD	$153,696	$207,570

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

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

CONCENTRATIONS

The Company maintains substantially all of its cash in bank accounts at a German private commercial bank. The Company's bank accounts at this financial institution are presently fully protected by the voluntary "Deposit Protection Fund of The German Private Commercial Banks". The Company has not experienced any losses in these accounts.

The Company's operations, including research and development activities and most of its assets, are located in Germany. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in Germany and the European Union.

LIQUIDITY

Management expects existing cash as of June 30, 2017 to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2017 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2017 and 2016, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2017 and 2016. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euro (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive income (loss) approximated $36,000 and ($24,000) at June 30, 2017 and December 31, 2016, respectively.

4.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (see Note 6) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euro. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately ($94,000) and $29,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and ($114,000) and ($22,000) for the six-month periods ended June 30, 2017 and 2016, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euro. Through June 30, 2017, the Company received approximately 1,578,000 Euro of the 3.5 million Euro maximum. An additional 25,000 Euro was accrued for at June 30, 2017 and received in July 2017. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at 3.5 million Euro. As revenues to be received also totaled 3.5 million Euro, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by 3.5 million Euro and began recognizing revenues at 43% of related expenses. The increase in estimated total development expenses was due to additional clinical indicators that are being explored by the Company.

For the three-month and six-month periods ended June 30, 2017 and 2016, the Company recognized approximately $58,000 and $45,000 and $96,000 and $80,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $162,000 and $174,000 at June 30, 2017 and December 31, 2016, respectively.

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of June 30, 2017.

At June 30, 2017, the Company has accrued approximately $651,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $600,000 at December 31, 2016, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at June 30, 2017 and December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. At June 30, 2017, 15,000 Euro ($17,000) of eligible expense from 2017 was submitted for reimbursement, but payment was not received at June 30, 2017, which resulted in a $17,000 grant fund receivable on the accompanying condensed consolidated balance sheet at June 30, 2017. Research and development expenses for the three-month and six-month periods ended June 30, 2017 and 2016, have been reduced by approximately $52,000 and $82,000, respectively, and $102,000 and $82,000, respectively.

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

There is no material income tax expense recorded for the six-month periods ended June 30, 2017 and 2016, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of June 30, 2017, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

During 2016, the Company received 15,000 Euro ($16,000) from the Investor, as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2016. During the six month period ended June 30, 2017, the Company received an additional 15,000 Euro ($17,000) from the Investor, which was also recorded in accounts payable and accrued liabilities; however, the full purchase price was not received by June 30, 2017. The Company is currently negotiating with the Investor to complete the transaction, but at this time the Company believes that it is unlikely that the transaction will close in the future.

No shares of preferred stock were issued during the six month periods ended June 30, 2017 and 2016.

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

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to Euro 874,000 and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension (PAH).

On September 9, 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. The sale was to occur no later than March 30, 2017. However, the Investor failed to deliver the purchase price. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the transaction will close in the future. See Note 9 to the accompanying condensed consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS

REVENUES

Revenue reported represents income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $58,000 and $45,000 was recognized as development income during the three-month periods ended June 30, 2017 and 2016, respectively. Approximately $96,000 and $80,000 was recognized as development income during the six-month periods ended June 30, 2017 and 2016, respectively. The increases are consistent with the increases to operating expenses, as discussed below.

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2017 were approximately $82,000 and $120,000, respectively, an increase of approximately $60,000 and $17,000, respectively, over the same periods of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month and six-month periods ended June 30, 2017 increased $14,000 and $16,000 respectively due to patent costs incurred in 2017. As Elafin has not received regulatory approval, all patent costs are expensed as incurred. Research and development expenses increased $46,000 and $2,000 over the same three-month and six-month periods, respectively. The increase in research and development expenses for the three-month periods was primarily due to $83,000 of Grant funds recorded in 2016, which were netted against research and development expenses. These were recorded in connection of the signing of the Grant agreement during the second quarter of 2016, but they reimbursed the Company for certain expense going back to the beginning of 2016. Grant reimbursements offsetting research and development expenses approximated $52,000 and $83,000 for the three-month periods ended June 30, 2017 and 2016, respectively, and $102,000 and $83,000 for the six-month periods ended June 30, 2017 and 2016, respectively. Research and development expenses, excluding Grant reimbursements, increased $16,000 and $21,000 for the three-month and six-month periods ended June 30, 2017, respectively, over the same periods in 2016. These increases are primarily due to the hire of one new research employee in February 2017.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and six-month periods ended June 30, 2017, respectively, decreased by approximately $128,000 and $98,000 over the same periods in 2016. The decrease was driven primarily by foreign currency transaction losses during 2017 due to a strengthening of the Euro compared to the U.S. Dollar. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro.

INCOME TAXES

There is no material income tax expense recorded for the six-month periods ended June 30, 2017 and 2016, due to the Company's net losses. The Company had a deferred tax asset of $2,333,000 at June 30, 2017 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) related to foreign currency translation adjustments of approximately $49,000 and ($14,000) during the three-month periods ended June 30, 2017 and 2016, respectively and $60,000 and $12,000 during the six-month periods ended June 30, 2017 and 2016, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately 75,000 Euro and 175,000 Euro under the Development Agreement during the six-month periods ended June 30, 2017 and 2016, respectively. The Company expects to receive approximately 1.9 million Euros in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 124,000 Euro were received during the six-month period ended June 30, 2017. PBAG submitted for the reimbursement of additional eligible expenses approximating 15,000 Euro. The Company expects to receive approximately 596,000 Euro in future periods under this Grant.

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

The Company has cash approximating $154,000 as of June 30, 2017 to support current and future operations. This is an increase of $12,000 over the December 31, 2016 cash balance of approximately $142,000. Such cash is held by the Subsidiary in Germany in Euro. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities over the next 2 years. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the grant of the German State of Schleswig-Holstein, management believes the Company has sufficient cash on hand to cover its operations for the next 2 years. As for periods beyond the next 2 years, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, increased from $100,000 at December 31, 2016 to $109,000 at June 30, 2017, primarily due to a strengthening Euro relative to the U.S. Dollar.

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $47,000 at December 31, 2016 to $17,000 at June 30, 2017. The Company received approximately $132,000 during 2017 and submitted an additional $17,000 for reimbursement.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $37,000 at December 31, 2016 were collected during the three-month period ended March 31, 2017. An additional receivable of $29,000 was recorded at June 30, 2017, and such amount was collected during July, 2017.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $162,000 at June 30, 2017, a $12,000 decrease from the balance at December 31, 2016. The decrease was driven by the recognition of revenues during the period, net of additional deferrals approximating $71,000.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $600,000 at December 31, 2016 to $651,000 at June 30, 2017, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both June 30, 2017 and December 31, 2016.

OTHER LIABILITIES

Other liabilities at December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018. Other liabilities increased by $22,000 to $134,000 at June 30, 2017 due to certain 2017 employee compensation that was also deferred to 2018.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: August 9, 2017	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

