Form 10-Q
period 2017-09-30
PROTEO INC
filed 2017-11-07
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at October 27, 2017

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three-month and Nine-month Periods Ended September 30, 2017 and 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2017 and 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$125,835	$141,668
Research supplies	112,652	100,313
Grant funds receivable	32,681	47,405
Receivables for Development Agreement	11,815	36,821
Prepaid expenses and other current assets	20,577	17,079
Total Current Assets	303,560	343,286

PROPERTY AND EQUIPMENT, NET	7,491	6,160
	–	–
Total Assets	$311,051	$349,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$185,784	$178,773
Deferred revenues	132,374	173,875
Total Current Liabilities	318,158	352,648

LONG TERM LIABILITIES
Accrued licensing fees	673,427	599,663
Other liabilities	145,613	111,967
Total Long Term Liabilities	819,040	711,630

Total Liabilities	1,137,198	1,064,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income (loss)	61,535	(24,093)
Accumulated deficit	(9,900,411)	(9,703,468)

Total Stockholders' Deficit	(826,147)	(714,832)

Total Liabilities and Stockholders' Deficit	$311,051	$349,446

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

REVENUES	$46,802	$110,513	$142,837	$190,762

EXPENSES
General and administrative	38,678	37,671	138,927	122,166
Research and development	20,260	118,534	40,420	137,097

Total Expenses	58,938	156,205	179,347	259,263

LOSS FROM OPERATIONS	(12,136)	(45,692)	(36,510)	(68,501)

INTEREST AND OTHER EXPENSE, NET	(49,927)	(9,301)	(160,433)	(21,998)

NET LOSS	$(62,063)	$(54,993)	$(196,943)	$(90,499)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	25,855	6,721	85,628	18,292

COMPREHENSIVE LOSS	$(36,208)	$(48,272)	$(111,315)	$(72,207)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,943)	$(90,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,327	2,036
Foreign currency transaction loss	165,210	34,949
Changes in operating assets and liabilities:
Research supplies	–	142,166
Grant funds receivable	19,380	(82,488)
Receivables for Development Agreement	27,848	72,496
Prepaid expenses and other current assets	(1,318)	485
Accounts payable and accrued liabilities	(6,051)	(142,329)
Deferred revenue	(59,293)	(51,272)
Other liabilities	18,737	18,772

NET CASH USED IN OPERATING ACTIVITIES	(31,103)	(95,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,868)	–

NET CASH USED IN INVESTING ACTIVITIES	(1,868)	–

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17,138	6,535

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,833)	(89,149)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	141,668	237,288

CASH AND CASH EQUIVALENTS--END OF PERIOD	$125,835	$148,139

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited financial statements referred to below, and the accompanying interim condensed consolidated financial statements as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 14, 2017.

NATURE OF BUSINESS

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Tiprelestat (also known as Elafin) for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin appears to be also a promising compound for the treatment of pulmonary arterial hypertension. The clinical development is currently focused in Europe with the intention to receive the initial approval in Europe.

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

LIQUIDITY

Management expects existing cash to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2017 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2017 and 2016, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

As more fully described in Note 5, amounts received under the Development Agreement (as defined below) are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to development expenses incurred.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2016 Form 10-K that are expected to have a material impact on the Company's future consolidated financial statements.

2.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2017 and 2016. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euro (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive income (loss) approximated $62,000 and ($24,000) at September 30, 2017 and December 31, 2016, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction losses of approximately $51,000 and $13,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $165,000 and $35,000 for the nine-month periods ended September 30, 2017 and 2016, respectively, which are included in interest and other expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euro. Through September 30, 2017, the Company received approximately 1,603,000 Euro of the 3.5 million Euro maximum. An additional 10,000 Euro was accrued for at September 30, 2017 and received in October 2017. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month and nine-month periods ended September 30, 2017, the Company recognized approximately $47,000 and $143,000, respectively, of development income under the Development Agreement and recognized $111,000 and $191,000, respectively, for the similar periods in 2016, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $132,000 and $174,000 at September 30, 2017 and December 31, 2016, respectively.

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of September 30, 2017.

At September 30, 2017, the Company has accrued approximately $673,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $600,000 at December 31, 2016, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at September 30, 2017 and December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. At September 30, 2017, 28,000 Euro of eligible expense from 2017 was submitted for reimbursement, but payment was not received at September 30, 2017, which resulted in a $33,000 grant fund receivable on the accompanying condensed consolidated balance sheet at September 30, 2017. Research and development expenses for the three-month and nine-month periods ended September 30, 2017 were reduced by approximately $49,000 and $150,000, respectively, and such expenses were reduced for the similar periods in 2016 by $99,000 and $182,000, respectively.

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

There is no material income tax expense recorded for the nine-month periods ended September 30, 2017 and 2016, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of September 30, 2017, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

During 2016, the Company received 15,000 Euro ($16,000) from the Investor, as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2016. During the nine-month period ended September 30, 2017, the Company received an additional 15,000 Euro ($17,000) from the Investor, which was also recorded in accounts payable and accrued liabilities; however, the full purchase price was not received by September 30, 2017. The Company is currently negotiating with the Investor to complete the transaction, but at this time the Company believes that it is unlikely that the transaction will close in the future.

No shares of preferred stock were issued during the nine-month periods ended September 30, 2017 and 2016.

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

In September 2016 we signed an agreement with a third-party within the framework of our collaboration with Marlene Rabinovitch at Stanford University for an animal toxicity program for the use of Elafin in the treatment of pulmonary arterial hypertension (“PAH”), following the Pre-Investigational New Drug Application (“PIND”) Meeting with the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of PAH, occurred in November 2015.

In April 2017 and August 2017, we received final reports from a respiratory safety pharmacology study and a 28-day toxicity study of Elafin subcutaneous dosage in rats. Both studies were conducted by a third-party laboratory in the US. They were conducted in accordance with the FDA “Good Laboratory Practice for Nonclinical Laboratory Studies” (GLP). All tested doses were well tolerated.

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University.  At the end of September, the FDA has completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners.

In the third quarter 2017, the company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. The Company entered into an agreement with an external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis. The advisor supports companies from the areas of the pharmaceutical industry and medical technology to successfully develop and implement a business model, to scale it, to realize innovative projects and to place it on the market. This also includes the acquisition of capital and the search for strategic partners.

RESULTS OF OPERATIONS

REVENUES

Revenue reported represents income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $47,000 and $111,000 was recognized as development income during the three-month periods ended September 30, 2017 and 2016, respectively. Approximately $143,000 and $191,000 was recognized as development income during the nine-month periods ended September 30, 2017 and 2016, respectively. The decreases are consistent with the decreases to operating expenses, as discussed below.

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2017 were approximately $59,000 and $179,000, respectively, a decrease of approximately $97,000 and $80,000, respectively, over the same periods of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month and nine-month periods ended September 30, 2017 increased $1,000 and $17,000, respectively, due to patent costs incurred in 2017. As Elafin has not received regulatory approval, all patent costs are expensed as incurred. Research and development expenses decreased $98,000 and $97,000, respectively, over the same three-month and nine-month periods. The decrease in research and development expenses was primarily due to expenditures in preparation for the POSTCOM TRIAL in 2016, with no similar expense in 2017. Grant reimbursements offsetting research and development expenses approximated $49,000 and $99,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $150,000 and $182,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

INTEREST AND OTHER EXPENSE

Interest and other expense, net for the three-month and nine-month periods ended September 30, 2017, respectively, increased by approximately $41,000 and $138,000 over the same periods in 2016. The increase was driven primarily by larger foreign currency transaction losses during 2017 than 2016, due to a strengthening of the Euro compared to the U.S. Dollar. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro.

INCOME TAXES

There is no material income tax expense recorded for the nine-month periods ended September 30, 2017 and 2016, due to the Company's net losses. The Company had a deferred tax asset of $2,443,000 at September 30, 2017 relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains related to foreign currency translation adjustments of approximately $26,000 and $7,000 during the three-month periods ended September 30, 2017 and 2016, respectively and $86,000 and $18,000 during the nine-month periods ended September 30, 2017 and 2016, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately 100,000 Euro and 190,000 Euro under the Development Agreement during the nine-month periods ended September 30, 2017 and 2016, respectively. The Company expects to receive approximately 1.9 million Euro in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 152,000 Euro were received during the nine-month period ended September 30, 2017. PBAG submitted for the reimbursement of additional eligible expenses approximating 28,000 Euro. The Company expects to receive approximately 570,000 Euro in future periods under this Grant.

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

The Company has cash approximating $126,000 as of September 30, 2017 to support current and future operations. This is a decrease of $16,000 over the December 31, 2016 cash balance of approximately $142,000. Such cash is held by the Subsidiary in Germany in Euro. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities through 2018. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the grant of the German State of Schleswig-Holstein, management believes the Company has sufficient cash on hand to cover its operations through 2018. As for periods beyond 2018, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, increased from $100,000 at December 31, 2016 to $113,000 at September 30, 2017, primarily due to a strengthening Euro relative to the U.S. Dollar.

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $47,000 at December 31, 2016 to $33,000 at September 30, 2017. The Company received approximately $170,000 during 2017 and submitted an additional $33,000 for reimbursement.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $37,000 at December 31, 2016 were collected during the three-month period ended March 31, 2017. An additional receivable of $12,000 was recorded at September 30, 2017, and such amount was collected during October 2017.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $132,000 at September 30, 2017, a $42,000 decrease from the balance at December 31, 2016. The decrease was driven by the recognition of revenues during the period, net of additional deferrals approximating $83,000.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $600,000 at December 31, 2016 to $673,000 at September 30, 2017, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both September 30, 2017 and December 31, 2016.

OTHER LIABILITIES

Other liabilities at December 31, 2016 consist of employee compensation that was incurred in 2015 and 2016, but for which payment was agreed to be deferred until 2018. Other liabilities increased by $34,000 to $146,000 at September 30, 2017 due to certain 2017 employee compensation that was also deferred to 2018.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: November 7, 2017	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

