Form 10-K
period 2017-12-31
PROTEO INC
filed 2018-04-27
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2017, as reported on the OTCQB, was approximately $463,000. (1)

Number of shares of Common Stock outstanding as of March 28, 2018:  23,879,350

____________

(1) Excludes 12,852,359 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2017.

Documents Incorporated by Reference

None.

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

In contrast to drug development for widespread diseases, orphan drug development costs can be significantly lower. Compared with other drugs, fewer requirements have to be met for the clinical trials, particularly those relating to the number of patients. The marketing expenses of orphan drugs are significantly lower, as treatment is generally conducted by a limited number of specialized doctors. The Company believes that it is favorable to target orphan drug indications in the field of post-surgery damage to tissue, organ transplantation, and pulmonary arterial hypertension.

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

Proteo currently focuses on the clinical development of Elafin for treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer and for chronical treatment of pulmonary arterial hypertension (“PAH”). Clinical trials for PAH will be conducted in cooperation with third parties, such as investigator-initiated trials funded by NIH.

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

Since 2009, the Company has been cooperating with researchers at The University of Edinburgh with respect to the clinical development of Elafin for prevention of myocardial injury after coronary artery bypass surgery (“CABG”). Within the framework of collaboration, a clinical study (EMPIRE) was started in the third quarter of 2011. The EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury) study, an investigator-initiated trial at Edinburgh University, was designed as a randomized, double-blinded and placebo-controlled study on 87 patients to investigate the therapeutic potential of a single preoperative Elafin dose on postoperative myocardial injury. This was measured by troponin I plasma concentration which is released by damaged heart muscle cells and its plasma concentration correlates with overall damage of the heart muscle. It was assumed that this treatment would lower the troponin I release over 48 hours. The study was performed under the supervision of the cardiologist Dr. Peter Henriksen at NHS Lothian’s Edinburgh Heart Centre in association with The University of Edinburgh, one of the leading European universities in the area of cardiovascular research, and the Edinburgh Clinical Trials Unit. The study was funded by the MRC and Chest Heart & Stroke Scotland (“CHSS”) with funding in excess of 500,000 GBP.

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

Safety and Tolerability in chronic therapy

The conduct of an investigator-initiated randomized, placebo-controlled clinical Phase I multiple dose escalating trial is planned for 2018. The designs of the Phase I clinical trial and a Phase II proof of concept trial in Pulmonary Arterial Hypertension (PAH) have been discussed with the FDA.

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

Since 2008, Proteo has been cooperating with a team of scientists at Stanford University in California lead by Dr. Marlene Rabinovitch for the preclinical development of Elafin in the field PAH. Marlene Rabinovitch has published over 150 scientific publications and is among the leading scientists worldwide in the area of pulmonary hypertension. For more than a decade, she has been studying the significance of Elafin in vascular disease. Since 2011, the NIH National Heart, Lung and Blood Institute (NHLBI) has been supporting the Elafin PAH development program at Stanford University with a five-year high-volume grant.

In November 2015, we had a Pre-Investigational New Drug Application (“PIND”) Meeting with the US Food and Drug Administration (“FDA”) for discussing the development strategies for Elafin to be used for the treatment of PAH within the framework of our collaboration with Dr. Rabinovitch at Stanford University. In September 2016 we signed an agreement with a third party within the framework of our collaboration with Marlene Rabinovitch for an animal toxicity program for the use of Elafin in the treatment of PAH.

At year’s end 2015, our subsidiary has set up a three-year program for the development of a new subcutaneous formulation of Elafin for PAH treatment. We have submitted a grant application under a research and development grant program of the German State of Schleswig-Holstein covering up to 50% of total costs.

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to EUR 874,000 (approximately $1,047,000) and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension (PAH).

In the first half of 2017 a respiratory safety pharmacology study and a 28-day toxicity study of Elafin subcutaneous dosage in rats were conducted by a third-party laboratory in the US. All tested doses were well tolerated.

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA has completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and is planned to start in 2018. For this purpose, a new agreement between Stanford University and Proteo is currently under negotiation.

PRECLINICAL RESEARCH

Pulmonary Arterial Hypertension and Lung Diseases

Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The group presented preclinical data on the Company’s drug substance Elafin at the Annual International Conference of the American Thoracic Society in New Orleans in May 2010. The data showed that the treatment with Elafin during mechanical ventilation largely prevented the inflammation in lungs of newborn mice. In August 2010 the cooperation agreement with Stanford University was extended by a further project. In the third quarter of 2011 the Stanford School of Medicine research team led by Marlene Rabinovitch, was awarded a five-year, $10.8 million grant from the National Heart, Lung and Blood Institute for the study of Elafin’s ability to treat three distinct lung diseases. The grant has funded one preclinical project for each disease, all three of which are notoriously difficult to treat: pulmonary hypertension, ventilator-induced injury of the immature lung in premature babies, and chronic lung transplant rejection.

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease. In February 2015, the group has published new results which demonstrate that Elafin and cyclosporine act synergistically to prevent the development of irreversible damage to transplanted lung tissue in an animal model (American Journal of Transplantation, 2015). In June 2015, Nickel et al. published results showing that Elafin reverses pulmonary hypertension via caveolin-1-dependent bone morphogenetic protein signaling in an animal model of PAH. The potential of Elafin in the treatment of PAH was confirmed in further investigations using explanted lung tissue from PAH patients (American Journal of Respiratory and Critical Care Medicine, 2015). In April 2017 the group has published data about Elafin’ ability to induce new vessel formation in vitro employing native pulmonary arterial endothelial cells from PAH patients (Sa et al.. American Journal of Respiratory and Critical Care Medicine. 2017).

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

OUR SUBSIDIARY

PBAG, our wholly owned operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Florian Wegner and Florian Bargmann. PBAG had four employees (including management) as of December 31, 2017.

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

In May 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million. In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable. Please see Management’s Discussion and Analysis - Interest and Other Income and Note 7 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on development of drugs based on the human protein Elafin. Our research and development expenditures for the fiscal years ended December 31, 2017 and 2016 were $240,000 and $355,000, respectively.

EMPLOYEES

As of December 31, 2017, Proteo had three full-time employees (including management) and one part-time employee, all working at our offices in Germany.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2017 and 2016 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2017	First Quarter	$0.07	$0.04
	Second Quarter	0.08	0.04
	Third Quarter	0.04	0.04
	Fourth Quarter	0.07	0.04
2016	First Quarter	$0.13	$0.08
	Second Quarter	0.18	0.03
	Third Quarter	0.19	0.04
	Fourth Quarter	0.07	0.07

On March 15, 2018, the last sales price of our common stock was $0.05 per share. No cash dividends have been paid on our common stock for the 2017 and 2016 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of March 28, 2018, the number of shareholders of record of the Company's common stock was 1,740.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2017.

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered securities in 2017, if any, have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

OVERVIEW

The biotech sector largely contributes to the innovative potential of the life science industry by development of new drugs for diseases with insufficient treatment options and for rare diseases (orphan diseases). It is expected that worldwide orphan drug market will grow to approximately $169 to $209 billion by 2022. This market is increasingly attractive for pharmaceutical companies.

The specific orphan drug legislation, especially in the United States of America and in the European Union, makes the development of drugs for rare diseases very appealing. Orphan drug designation provides marketing exclusivity for seven and ten years, respectively, and contributes to a significant reduction in development costs, mainly due to small patient populations allowing for smaller clinical trials. The limited number of specialized physicians treating these rare diseases facilitates the marketing of orphan drugs.

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

Proteo currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer and Elafin for chronical treatment of pulmonary arterial hypertension (“PAH”). Clinical development for PAH is conducted in cooperation with third parties. Further details are described in Item 1.

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator-initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. Further details are described in Item 1.

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

On September 9, 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. However, the Investor failed to deliver the purchase price. We are currently negotiating with the Investor to complete the transaction. See Note 3 to the accompanying consolidated financial statements for additional information.

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

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and is planned to start in 2018.

In 2017, the company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. The Company entered into an agreement with an external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis. The advisor supports companies from the areas of the pharmaceutical industry and medical technology to successfully develop and implement a business model, to scale it, to realize innovative projects and to place it on the market. This also includes the acquisition of capital and the search for strategic partners.

RESULTS OF OPERATIONS

REVENUES

Revenue reported for 2017 represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received, net of accruals, approximately 80,000 Euros ($89,000) and 190,000 Euros ($211,000) for the years ended December 31, 2017 and 2016, respectively, which are non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and are being recognized as revenue over the projected performance period under the agreement in direct relation to development expenses incurred. Approximately $199,000 and $243,000 was recognized as development income during the years ended December 31, 2017 and 2016, respectively.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2017 were approximately $270,000, a decrease of approximately $70,000 over the year ended December 31, 2016. Research and development expenses decreased $85,000 over the same periods to $49,000 for the year ended December 31, 2017. The decrease in research and development expenses was primarily due to 2016 expenditures in preparation for the POSTCOM TRIAL that were not made in 2017. General and administrative expenses (mostly professional and legal fees) for the same periods increased $15,000 to $221,000 for 2017.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the year ended December 31, 2017 was ($178,000) compared to $64,000 in 2016. The balances are primarily comprised of foreign currency transaction gains on accrued licensing fees and other liabilities denominated in Euros (but expected to be settled in U.S. Dollars) in each year, driven by a strengthening of the Euro compared to the U.S. Dollar in 2017.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive gains (losses) of approximately $98,000 and ($25,000) due to foreign currency translation adjustments during the years ended December 31, 2017 and 2016, respectively. This represents a net decrease of approximately $124,000. The decrease is primarily due to a strengthening of the Euro (the functional currency of PBAG) compared to the U.S. Dollar (our reporting currency) during 2017 compared to a strengthening of the U.S. Dollar in 2016.

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

The Company received, net of accruals, approximately 80,000 Euros ($89,000) and 190,000 Euros ($211,000) under the Development Agreement during the years ended December 31, 2017 and 2016, respectively. The Company expects to receive approximately 1.9 million Euros (approximately $2.2 million) in future periods under this agreement as qualifying development activities are completed.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 205,000 Euros ($230,000) and 154,000 Euros ($170,000) were received during 2017 and 2016, respectively. PBAG submitted for the reimbursement of additional eligible expenses approximating 10,000 Euros and 45,000 Euros at December 31, 2017 and 2016, respectively. As such approximately $11,000 and $47,000, respectively, was accrued as a grant funds receivable on the accompanying consolidated balance sheets as of December 31, 2017 and 2016. The Company expects to receive approximately 500,000 Euro (approximately $600,000) in future periods under this Grant.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. However, the Investor failed to deliver the purchase price. We are currently negotiating with the Investor to complete the transaction.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 6 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

The Company has cash approximating $114,000 as of December 31, 2017 to support current and future operations. This is a decrease of $28,000 over the December 31, 2016 cash balance of approximately $142,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities through 2019. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the Grant of the German State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through 2019. As for periods beyond 2019, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have increased from $100,000 at December 31, 2016 to $114,000 at December 31, 2017, primarily due to a strengthening Euro relative to the U.S. Dollar.

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $47,000 at December 31, 2016 to $11,000 at December 30, 2017. The Company received the 2016 receivable during 2017 and submitted an additional $11,000 for reimbursement at the end of 2017.

RECEIVABLES FROM DEVELOPMENT AGREEMENT

Receivables related to the Development Agreement approximating $6,000 were recorded at December 31, 2017, and such amount was collected by March, 31, 2018. Receivables related to the Development Agreement approximating $37,000 were recorded at December 31, 2016, and such amount was collected by March, 24, 2017.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased $1,000 during 2017, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased from $179,000 at December 31, 2016 to $223,000 at December 31, 2017, primarily due to additional deposits received during 2017 under the Preferred Stock Purchase Agreement approximating $41,000. Such deposits are included in accounts payable and accrued liabilities.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during May 2014. Deferred revenues had a translated balance of approximately $83,000 and $174,000 at December 31, 2017 and 2016, respectively.

ACCRUED LICENSING FEES

Accrued licensing fees increased by $83,000 to $683,000 at December 31, 2017. The increase is solely due to the strengthening of Euro relative to the US Dollar. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2017 and 2016.

OTHER LIABILITIES

Other liabilities at December 31, 2016 and 2017 consist of certain employee compensation that was incurred in 2015 through 2017, but for which payment was agreed to be deferred until 2019.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2017 and 2016.

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

The Company records payables related to a certain licensing agreement in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the year ended December 31, 2017.

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

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2017, the Company received approximately 1.6 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

As of December 31, 2017 and 2016, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and 2016, the Company has not recognized any liability for unrecognized tax benefits.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2017 or 2016.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Birge Bargmann, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Ms. Bargmann has concluded that these controls and procedures were effective as of December 31, 2017, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2017. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

NAME	AGE	POSITIONS
Birge Bargmann	56	President, Chief Executive Officer, Chief Financial Officer and Director
Prof. Oliver Wiedow, M.D.	60	Director
Prof. Hartmut Weigelt, Ph.D.	72	Director
Juergen Paal, Ph.D.	46	Chief Operating Officer of PBAG

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

BIOGRAPHICAL INFORMATION

Birge Bargmann has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2005 and a Director of the Company since December 2000. In November 2005, she was appointed CEO and CFO of the Company and its subsidiary. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. Birge Bargmann has more than 18 years of research experience in her previous position as head of the laboratory for enzyme research in the Department of Dermatology at the University of Kiel and was engaged in the Elafin project. She co-developed and carried out procedures to detect and to purify Elafin. The Board of Directors concluded that Ms. Bargmann should serve as a director in light of her extensive scientific understanding of our technologies in development combined with the perspective and experience she brings as our current President and Chief Executive Officer from her extensive history with the Company.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2017 by each person who served as the principal executive officer of Proteo during fiscal years ended 2017 and 2016. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Birge Bargmann	2017	25,000		-0-	-0-	-0-	-0-	-0-	-0-	25,000
(Chief Executive Officer and Chief Financial Officer)	2016	25,000		-0-	-0-	-0-	-0-	-0-	-0-	25,000

Juergen Paal	2017	39,000		-0-	-0-	-0-	-0-	-0-	-0-	39,000
(Chief Operating Officer)	2016	63,000	*	-0-	-0-	-0-	-0-	-0-	-0-	63,000

* Therefrom 22,428 Euros were not paid and are due in June 2019.

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

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013, on November 14, 2013, on October 30, 2015, on February 1, 2016 and on September 29, 2016. The contract expires on November 9, 2020. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal, amended on September 29, 2016. The contract expires on June 30, 2018.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow, M.D.	6,380,000	26.7%
Birge Bargmann	6,300,000	26.4%
Prof. Hartmut Weigelt, Ph.D.	56,000	*
Juergen Paal, Ph.D.	116,359	*
All directors and executive officers as a group (4 persons)	12,852,359	53.8%

_________________

* less than 1%

(1) Based on 23,879,350 common shares outstanding as of December 31, 2017.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, June 2014, and again in April 2017 Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on June 30, 2020. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2017 and 2016, the Company has accrued approximately $683,000 and $600,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $57,000 and $56,000 for the years ended December 31, 2017 and 2016, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None.

TAX FEES:

We were billed or expect to be billed approximately $10,000 and $5,000 for the years ended December 31, 2017 and 2016, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2017 that were not included in the three categories above.

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

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of amendments to Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG dated April 2, 2013 and on November 14, 2013 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)*

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20	Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)

10.21	Form of Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)

10.22	Letter Agreement dated June 10, 2014, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 18, 2014)

10.23	Agreement effective May 16, 2014 between Biotech Development Corp. and Proteo (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2014)**

10.24	Preferred Stock Purchase Agreement dated September 9, 2016 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2016)

10.25

Letter Agreement dated April 10, 2017, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on May 15, 2017)

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

PROTEO, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Proteo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SQUAR MILNER LLP

We have served as the Company's auditor since 2002.

San Diego, California

April 27, 2018

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$113,915	$141,668
Research supplies	114,225	100,313
Grant funds receivable	11,438	47,405
Receivables for Development Agreement	5,990	36,821
Prepaid expenses and other current assets	17,691	17,079
Total current assets	263,259	343,286

PROPERTY AND EQUIPMENT, NET	7,053	6,160

Total assets	$270,312	$349,446

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$222,704	$178,773
Deferred revenues	82,553	173,875

Total current liabilities	305,257	352,648

LONG TERM LIABILITIES
Accrued licensing fees	682,833	599,663
Other liabilities	148,019	111,967

Total long term liabilities	830,852	711,630

Total liabilities	1,136,109	1,064,278

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding	724	724
Series B-1, 0 shares issued and outstanding	–	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income (loss)	74,072	(24,093)
Accumulated deficit	(9,952,598)	(9,703,468)

Total stockholders' deficit	(865,797)	(714,832)

Total liabilities and stockholders' deficit	$270,312	$349,446

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES	$199,293	$242,930

EXPENSES
General and administrative	221,086	205,863
Research and development, net of grants	49,268	134,623

TOTAL OPERATING EXPENSES	270,354	340,486

LOSS FROM OPERATIONS	(71,061)	(97,556)

INTEREST AND OTHER INCOME (EXPENSE), NET	(178,069)	63,837

NET LOSS	$(249,130)	$(33,719)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS	$(249,130)	$(33,719)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	98,165	(25,478)

COMPREHENSIVE LOSS	$(150,965)	$(59,197)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

BALANCE - December 31, 2015	723,590	$724	23,879,350	$23,880	$8,988,125	$1,385	$(9,669,749)	$(655,635)

Other comprehensive loss	–	–	–	–	–	(25,478)	–	(25,478)

Net loss	–	–	–	–	–	–	(33,719)	(33,719)

BALANCE - December 31, 2016	723,590	$724	23,879,350	$23,880	$8,988,125	$(24,093)	$(9,703,468)	$(714,832)

Other comprehensive income	–	–	–	–	–	98,165	–	98,165

Net loss	–	–	–	–	–	–	(249,130)	(249,130)

BALANCE - December 31, 2017	723,590	$724	23,879,350	$23,880	$8,988,125	$74,072	$(9,952,598)	$(865,797)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(249,130)	$(33,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,860	2,685
Foreign currency transaction losses (gains)	187,069	(51,363)
Changes in operating assets and liabilities:
Research supplies	–	134,308
Grant funds receivable	40,129	(49,872)
Receivables for Development Agreement	33,901	33,159
Prepaid expenses and other current assets	(16,862)	3,396
Accounts payable and accrued liabilities	7,569	(139,930)
Deferred revenues	(108,891)	(32,653)
Other liabilities	19,360	24,823

NET CASH USED IN OPERATING ACTIVITIES	(84,995)	(109,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,895)	–

NET CASH USED IN INVESTING ACTIVITIES	(1,895)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit on preferred stock agreement	40,723	16,126

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,723	16,126

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18,414	(2,580)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,753)	(95,620)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR	141,668	237,288

CASH AND CASH EQUIVALENTS--END OF YEAR	$113,915	$141,668

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

OTHER RISKS AND UNCERTAINTIES

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products. Management plans to generate revenues from product sales, but there are no products currently approved and there are no purchase commitments for any of the proposed products. Additionally, the Company may generate revenues from out-licensing activities. There can be no assurance that further out-licensing may be achieved or whether such will generate significant profit. In the absence of significant sales and profits, the Company will be required to seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or equity securities. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company. If we are unable to receive additional financing when needed, we may choose to delay or reduce other spending including Elafin research and development spending. Based on our current plan, we believe that our current resources will be sufficient to satisfy our anticipated working capital requirements through April 2019.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their fair value at December 31, 2017 and 2016 due to their short-term nature. The Company did not have any assets or liabilities that are measured at fair value on a recurring or non-recurring basis during the years ended December 31, 2017 and 2016.

FOREIGN CURRENCY

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive loss and accumulated in a separate component of stockholders' deficit. Accumulated income (losses) approximated $74,000 and ($24,000) at December 31, 2017 and 2016, respectively.

The Company records quarterly payables related to a certain licensing agreement (Note 7) which are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2017 and 2016.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains (losses) of approximately ($187,000) and $51,000 for the years ended December 31, 2017 and 2016, respectively, which are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive loss.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits with banks.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company capitalizes the cost of supplies used in its research and development activities if such supplies are deemed to have alternative future uses, usually in other research and development projects. Such costs are expensed as used to research and development expenses in the accompanying consolidated statements of operations. All other research and development costs are expensed as incurred.

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

GAAP requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed for property and equipment as of or during the years ended December 31, 2017 and 2016.

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

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2017 or 2016.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with customer (Topic 606), a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company will apply the new guidance effective January 1, 2018 using the modified retrospective method to contracts that are not completed as of January 1, 2018. The adoption of this guidance, including the cumulative effect of any adjustment to the opening balance of retained earnings, is not estimated to have a material impact to its consolidated financial statements.

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

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2017	2016
Technical and laboratory equipment	$220,511	$193,653
Leasehold improvements	4,454	3,911
Office equipment	12,883	9,842
	237,848	207,406
Less accumulated depreciation and amortization	(230,795)	(201,246)
Total	$7,053	$6,160

Depreciation and amortization expense included in general and administrative expense in the consolidated statements of operations approximated $2,000 and $3,000 for the years ended December 31, 2017 and 2016, respectively.

3. STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders. No common stock was issued during the years ended December 31, 2017 and 2016.

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

On September 7, 2016, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada to designate 1,000,000 shares of its authorized preferred stock as Series B-1 Preferred Stock ("Series B-1 Stock"). On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with CFI Innovation GmbH Berlin Unternehmensberatung und Beteiligungen ("Investor"), a German corporation. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock (the “Purchase Shares”) at the price of EUR 1.00 per share (the “Purchase Price”), for an aggregate purchase price of EUR 1,000,000. The Investor agreed to purchase such shares no later than March 31, 2017. However, the Investor failed to deliver the purchase price by that date. During 2017 and 2016, the Company received 35,000 EUR ($41,000) and 15,000 EUR ($16,000), respectively, from the Investor as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2017 and 2016. The Company is currently negotiating with the Investor to complete the transaction.

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

No shares of preferred stock were issued during the years ended December 31, 2017 and 2016.

Subsequent to December 31, 2017, the Company received an additional 30,000 Euros (approximately $36,000) from the Investor, however, the full committed purchase amount was not received by March 31, 2018.

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2017 or 2016 due to the Company's net losses and related deferred tax asset full valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 34% to 21%, for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the implementation of a territorial tax system, a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and other prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has not finalized its accounting for the income tax effects of the 2017 Tax Act. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%, with a corresponding change to the valuation allowance as of December 31, 2017. The impact of the 2017 Tax Act may differ from this estimate during the one-year measurement period due to, among other things, further refinement of the Company’s calculation, changes in interpretations and assumptions the Company has made, additional guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act.

Income tax expense (benefit) for the years ended December 31, 2017 and 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to the pretax loss for the following reasons:

	2017	2016
Income tax benefit at U.S. federal statutory rates	$(85,000)	$(11,000)
Impact of 2017 Tax Act	377,000	–
Foreign rate change impacts	(163,000)	54,000
Foreign rate differential	(7,000)	(4,000)
Change in valuation allowance	(101,000)	(33,000)
Other	(21,000)	(6,000)
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,107,000 and $2,209,000 at December 31, 2017 and 2016, respectively, relating primarily to tax net operating loss carryforwards, as discussed below, and temporary differences related to the recognition of accrued licensing fees.

As of December 31, 2017, the Company had tax net operating loss carryforwards ("NOLs") of approximately $2,239,000 and $5,995,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL begins to expire in 2025 over varying years. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

5. DEVELOPMENT AGREEMENT

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party. The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros (approximately $4 million). Through December 31, 2017, the Company received approximately 1.6 million Euros (including $6,000 accrued as a receivable at December 31, 2017) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the years ended December 31, 2017 and 2016, the Company recognized approximately $199,000 and $243,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations. Deferred revenues approximated $83,000 and $174,000 at December 31, 2017 and 2016, respectively. Subsequent to year-end, the Company received 10,000 Euros (approximately $12,000) under the Development Agreement.

6. GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Research and development expenses for the years ended December 31, 2017 and 2016 were reduced by approximately $191,000 and $220,000, respectively, for Grant funds received and accrued during those periods. Approximately 9,500 Euros ($11,000) and 45,000 Euros ($47,000) of eligible expense was submitted for reimbursement at December 31, 2017 and 2016, respectively, but payment was not received. These receivables are included in the accompanying consolidated balance sheets as grant funds receivable.

7. COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on June 30, 2020. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of December 31, 2017.

At December 31, 2017, the Company has accrued approximately $683,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $600,000 at December 31, 2016, which was solely due to changes in foreign currency exchange rates.

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2017 or 2016. The Minapharm agreement terminates 15 years after the first commercial sales of licensed products.

LEASES

The Company has entered into short-term leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2017 and 2016 approximated $31,000 and $29,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: April 27, 2018	By:	/s/ Birge Bargmann
Birge Bargmann
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Birge Bargmann Birge Bargmann

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

April 27, 2018

/s/ Oliver Wiedow, M.D. Oliver Wiedow, M.D.	Director	April 27, 2018

/s/ Hartmut Weigelt, Ph.D. Hartmut Weigelt, Ph.D.	Director	April 27, 2018

27