Form 10-Q
period 2018-03-31
PROTEO INC
filed 2018-05-21
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at May 6, 2018

PROTEO, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$109,909	$113,915
Research supplies	117,508	114,225
Grant funds receivable	176,870	11,438
Development Agreement receivables	6,162	5,990
Prepaid expenses and other current assets	14,262	17,691

Total current assets	424,711	263,259

PROPERTY AND EQUIPMENT, NET	6,751	7,053

Total assets	$431,462	$270,312

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$206,728	$222,704
Deferred revenues	53,549	82,553
Related party loan	61,619	–

Total current liabilities	321,896	305,257

LONG TERM LIABILITIES
Accrued licensing fees	702,451	682,833
Other liabilities	152,272	148,019

Total long term liabilities	854,723	830,852

Total liabilities	1,176,619	1,136,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	98,914	74,072
Accumulated deficit	(9,856,800)	(9,952,598)

Total stockholders' deficit	(745,157)	(865,797)

Total liabilities and stockholders' deficit	$431,462	$270,312

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
REVENUES
Development Agreement	$37,438	$38,382
Net Grant revenue	140,585	–
	178,023	38,382

EXPENSES
General and administrative	35,996	31,303
Research and development, net of grants	–	7,485

TOTAL OPERATING EXPENSES	35,996	38,788

INCOME (LOSS) FROM OPERATIONS	142,027	(406)

INTEREST AND OTHER EXPENSE, NET	(46,229)	(21,237)

NET INCOME (LOSS)	$95,798	$(21,643)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	24,842	10,425

COMPREHENSIVE INCOME (LOSS)	$120,640	$(11,218)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$95,798	$(21,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	498	444
Foreign currency transaction loss	46,117	20,243
Changes in operating assets and liabilities:
Grant funds receivable	(163,573)	(19,695)
Development Agreement receivables	–	37,294
Prepaid expenses and other current assets	23,909	3,686
Accounts payable and accrued liabilities	(63,321)	(1,866)
Deferred revenue	(31,085)	(38,382)
Other liabilities	–	2,892

NET CASH USED IN OPERATING ACTIVITIES	(91,657)	(17,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit for issuance of preferred stock	24,648	5,341
Proceeds from related party loan	61,434	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,082	5,341

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,569	2,184

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,006)	(9,502)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	113,915	141,669

CASH AND CASH EQUIVALENTS--END OF PERIOD	$109,909	$132,167

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 27, 2018.

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

Proteo, Inc.'s common stock is currently quoted on the OTC QB under the symbol “PTEO”.

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

The Company may receive grants from the German government which are used to fund research and development activities (see Note 7). Grant funds received or to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) when the related expenses are incurred.

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2018 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2018 and 2017, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

Adoption of the new standard did not result in any change to the Company’s opening retained earnings as of January 1, 2018 as no cumulative impact to the adoption of ASC 606 was noted as result of the Company’s assessment of the comparative revenue recognized since inception of the contracts under the new revenue standard ASC 606 and historic standard ASC 605.

As more fully described in Note 5, amounts received under the Development Agreement (as defined below) are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in relation to development expenses incurred.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2017 condensed consolidated statement of cash flows to conform to current period presentation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In the opinion of management, neither the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants (“AICPA”), nor the SEC have issued any additional accounting pronouncements since the Company filed its December 31, 2017 Form 10-K that are expected to have a material impact on the Company's future consolidated financial statements.

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at March 31, 2018 and 2017. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive income approximated $99,000 and $74,000 at March 31, 2018 and December 31, 2017, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction losses of approximately $46,000 and $20,000 for the three-month periods ended March 31, 2018 and 2017, respectively, which are included in interest and other expense, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euro (approximately $4.3 million). Through March 31, 2018, the Company recognized approximately 1,623,000 Euro ($1,977,000) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month periods ended March 31, 2018 and 2017, the Company recognized approximately $37,000 and $38,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $54,000 and $83,000 at March 31, 2018 and December 31, 2017, respectively. Subsequent to March 31, 2018, the Company received 10,000 Euro (approximately $12,000) under the Development Agreement.

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of March 31, 2018.

At March 31, 2018, the Company has accrued approximately $702,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is an increase over the respective accrual of approximately $683,000 at December 31, 2017, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at March 31, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2019.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Research and development expenses for the three-month periods ended March 31, 2018 and 2017 were reduced by approximately $191,000 and $50,000, respectively, for Grant funds received and accrued during those periods. Approximately 144,000 Euros ($177,000) of eligible expense was submitted for reimbursement at March 31, 2018, but payment was not received, and is included in the accompanying consolidated balance sheet as of March 31, 2018 as grant funds receivable.

During the three months ended March 31, 2018, the company received approval from the government to submit certain expenses for reimbursement that had been previously expensed under GAAP. These expenses amounted to $177,000 and resulted in grant revenue exceeding grant expenses for the quarter.

8.   RELATED PARTY LOAN

During the three months ended March 31, 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum.

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

There is no material income tax expense recorded for the three-month periods ended March 31, 2018 and 2017, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of March 31, 2018, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

During 2017 and 2016, the Company received 35,000 Euro ($41,000) and 15,000 Euro ($16,000), respectively, from the Investor, as a refundable deposit for the Initial Closing Date. During the three-month period ended March 31, 2018, the Company received an additional 20,000 Euro ($25,000) from the Investor. Such amounts are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets; however, the full purchase price was not received by March 31, 2018. The Company is currently negotiating with the Investor to complete the transaction, but at this time the Company believes that it is unlikely that the full transaction will close in the near future.

No shares of preferred stock were issued during the three-month periods ended March 31, 2018 and 2017.

Subsequent to March 31, 2018, the Company received an additional 10,000 Euro ($12,000) from the Investor.

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

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator-initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. The result from the EMPIRE trial which indicates that Elafin has cardioprotective properties by reducing the cardiac troponin I release has been published in 2015 (Alam et al., Heart 2015). Further details are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 27, 2018.

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

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of EUR 1.00 per share, for an aggregate purchase price of EUR 1,000,000 and the Investor agreed to purchase such shares no later than March 31, 2017. However, the Investor failed to deliver the purchase price. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the future. See Note 9 to the accompanying consolidated financial statements for additional information.

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

During the first quarter of 2018, the company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. In 2017, The Company entered into an agreement with an external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis. The advisor supports companies from the areas of the pharmaceutical industry and medical technology to successfully develop and implement a business model, to scale it, to realize innovative projects and to place it on the market. This also includes the acquisition of capital and the search for strategic partners.

RESULTS OF OPERATIONS

REVENUES

Revenue includes income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $37,000 and $38,000 was recognized as development income during the three-month periods ended March 31, 2018 and 2017, respectively.

Revenue also includes Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the three-months ended March 31, 2018 approximated $141,000, while R&D expenses exceeded Grant funds for the similar period in 2017.

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2018 were approximately $36,000, a decrease of approximately $3,000 over the same period of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month period ended March 31, 2018 increased $5,000 over the same period of the prior year.

Research and development expenses, net of grants, decreased $7,000 over the same period. The decrease in research and development expenses was primarily due to $191,000 of Grant funds recorded in 2018, which were netted against $50,000 of research and development expenses, and presented as net Grant revenue, while in 2017 Grant funds of 50,000 were netted against $57,000 of R&D and presented as research and development, net of grants. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than current period expenses incurred.

INTEREST AND OTHER EXPENSE

Interest and other income expense, net for the three-month period ended March 31, 2018, increased by approximately $25,000 over the same period in 2017. The increase was driven primarily by larger foreign currency transaction losses during 2018, due to a strengthening of the Euro compared to the U.S. Dollar. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the three-month periods ended March 31, 2018 and 2017, due to the Company's cumulative net losses. The Company had a deferred tax asset of $2,124,000 at March 31, 2018 relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains of approximately $25,000 and $10,000 related to foreign currency translation adjustments during the three-month periods ended March 31, 2018 and 2017, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately 5,000 Euro ($6,000) and 35,000 Euro ($37,000) under the Development Agreement during the three-month periods ended March 31, 2018 and 2017, respectively. The Company expects to receive approximately 1.9 million Euros (approximately $2.2 million) in future periods under this agreement as qualifying development activities are completed.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2018. Grant funds approximating 21,000 Euro ($27,000) and 28,000 Euro ($30,000) were received during the three-month periods ended March 31, 2018 and 2017, respectively. PBAG submitted for the reimbursement of additional eligible expenses approximating 144,000 Euro ($177,000). The Company expects to receive and recognize approximately 351,000 Euro ($433,000) of additional funds in future periods under this Grant.

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

The Company has cash approximating $110,000 as of March 31, 2018 to support current and future operations. This is a decrease of $4,000 over the December 31, 2017 cash balance of approximately $114,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities through 2019. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the Grant of the Goferman State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through 2019. As for periods beyond 2019, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, increased from $114,000 at December 31, 2017 to $118,000 at March 31, 2018, primarily due to a strengthening Euro relative to the U.S. Dollar.

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $11,000 at December 31, 2017 to $177,000 at March 31, 2018. The Company received approximately $26,000 during 2018 and submitted an additional $177,000 for reimbursement.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2018, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $223,000 at December 31, 2017 to $207,000 at March 31, 2018, primarily due to the payment of trade payables, partly offset by additional deposits received during the first quarter 2018 under the Preferred Stock Purchase Agreement approximating $25,000. Such deposits are included in accounts payable and accrued liabilities.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $54,000 at March 31, 2018, a $29,000 decrease from the balance at December 31, 2017. The decrease was driven by the recognition of revenues during the period.

RELATED PARTY LOAN

During the three months ended March 31, 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum.

ACCRUED LICENSING FEES

Accrued licensing fees increased from $683,000 at December 31, 2017 to $702,000 at March 31, 2018, due to a strengthening of the Euro compared to US Dollar. The Licensing Agreement is denominated in Euros, and the accrued licensing fee was 570,000 Euros at both March 31, 2018 and December 31, 2017.

OTHER LIABILITIES

Other liabilities at March 31, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off balance sheet arrangements.

CAPITAL EXPENDITURES

None significant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 305 of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, Ms. Bargmann concluded that as of March 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: May 21, 2018	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

