Form 10-Q
period 2018-06-30
PROTEO INC
filed 2018-08-01
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at July 23, 2018

PROTEO, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$177,820	$113,915
Research supplies	111,405	114,225
Grant funds receivable	47,767	11,438
Development Agreement receivables	–	5,990
Prepaid expenses and other current assets	12,274	17,691

Total current assets	349,266	263,259

PROPERTY AND EQUIPMENT, NET	5,923	7,053

Total assets	$355,189	$270,312

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$182,809	$222,704
Deferred revenues	21,913	82,553
Related party loan	58,418	–

Total current liabilities	263,140	305,257

LONG TERM LIABILITIES
Accrued licensing fees	665,965	682,833
Other liabilities	144,363	148,019

Total long term liabilities	810,328	830,852

Total liabilities	1,073,468	1,136,109

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 723,590 shares issued and outstanding	724	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	8,988,125	8,988,125
Accumulated other comprehensive income	49,500	74,072
Accumulated deficit	(9,780,508)	(9,952,598)

Total stockholders' deficit	(718,279)	(865,797)

Total liabilities and stockholders' deficit	$355,189	$270,312

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017

REVENUES
Development Agreement	$40,256	$57,653	$77,694	$96,035
Net Grant revenue	–	–	129,937	–
	40,256	57,653	207,631	96,035
EXPENSES
General and administrative	40,899	68,946	76,895	100,249
Research and development, net of grants	10,648	12,675	–	20,160

TOTAL OPERATING EXPENSES	51,547	81,621	76,895	120,409

INCOME (LOSS) FROM OPERATIONS	(11,291)	(23,968)	130,736	(24,374)

INTEREST AND OTHER INCOME (EXPENSE), NET	87,582	(89,269)	41,353	(110,506)

NET INCOME (LOSS)	$76,291	$(113,237)	$172,089	$(134,880)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(49,414)	49,348	(24,572)	59,773

COMPREHENSIVE INCOME (LOSS)	$26,877	$(63,889)	$147,517	$(75,107)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	23,879,350	23,879,350	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$172,089	$(134,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	974	793
Foreign currency transaction (gain) loss	(38,579)	113,825
Changes in operating assets and liabilities:
Grant funds receivable	(37,365)	32,861
Development Agreement receivables	5,962	10,828
Prepaid expenses and other current assets	24,623	1,680
Accounts payable and accrued liabilities	(100,000)	(14,546)
Deferred revenue	(59,808)	(25,656)
Other liabilities	–	12,142
NET CASH USED IN OPERATING ACTIVITIES	(32,104)	(2,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit for issuance of preferred stock	42,173	–
Proceeds from related party loan	61,434	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,607	–

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,598)	14,981
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,905	12,028
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	113,915	141,668
CASH AND CASH EQUIVALENTS--END OF PERIOD	$177,820	$153,696

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 27, 2018.

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

Since its inception, the Company has primarily been engaged in the research and development of its proprietary product Elafin. The Company intends to seek the various governmental regulatory approvals for the marketing of Elafin. Management believes that none of its planned products will produce sufficient revenues in the near future. As a result, the Company intends to generate revenue and cash flows by out-licensing and marketing activities, if and when Elafin receives marketing approval, as well as equity financing, entering into revenue sharing arrangements and obtaining government grants. There are no assurances, however, that the Company will be able to develop such products, or if produced, that they will be accepted in the marketplace.

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

The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval, and for the commercialization of its products. Management plans to generate revenues from product sales, but there are no purchase commitments for any of the proposed products. Additionally, the Company may generate revenues from out-licensing activities. There can be no assurance that further out-licensing may be achieved or whether such will generate significant profit. In the absence of significant sales and profits, the Company may seek to raise additional funds to meet its working capital requirements through the additional placement of debt and/or equity securities, entering into revenue sharing arrangements and obtaining government grants. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2018 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and six-month periods ended June 30, 2018 and 2017, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2018 and 2017. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive income approximated $50,000 and $74,000 at June 30, 2018 and December 31, 2017, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $85,000 and ($94,000) for the three-month periods ended June 30, 2018 and 2017, respectively, and $39,000 and ($114,000) for the six-month periods ended June 30, 2018 and 2017, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euro (approximately $4.1 million). Through June 30, 2018, the Company received approximately 1,633,000 Euro ($1,989,000) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month and six-month periods ended June 30, 2018 and 2017, the Company recognized approximately $40,000 and $78,000 and $58,000 and $96,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $22,000 and $83,000 at June 30, 2018 and December 31, 2017, respectively.

6.   LONG-TERM LIABILITIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of June 30, 2018.

At June 30, 2018, the Company has accrued approximately $666,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $683,000 at December 31, 2017, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at June 30, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2019.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,021,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Research and development expenses for the three-month periods ended June 30, 2018 and 2017 were reduced by approximately $42,000 and $52,000, respectively, for Grant funds received and accrued during those periods. For the six-month periods ended June 30, 2018 and 2017, research and development expenses were reduced by Grant funds of approximately $233,000 and $102,000, respectively. During the six-months ended June 30, 2018, the Company submitted approximately $233,000 for reimbursement, received $197,000 (including $11,000 accrued at the beginning of the period), and accrued $48,000 for amounts not reimbursed at June 30, 2018, which is included in the accompanying consolidated balance sheet as grant funds receivable.

During the three months ended March 31, 2018, the company received approval from the government to submit certain expenses for reimbursement that had been previously expensed under GAAP. These expenses amounted to $177,000 and resulted in grant revenue exceeding grant expenses for the quarter. This has resulted in the presentation of net Grant revenue for the six-months ended June 30, 2018.

8. RELATED PARTY LOAN

During the three months ended March 31, 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum. Subsequent to June 30, 2018 and before July 15, 2018 the Company repaid the bridging loan.

9.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate at June 30, 2018 and December 31, 2017.

There is no material income tax expense recorded for the six-month periods ended June 30, 2018 and 2017, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of June 30, 2018, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

During 2017 and 2016, the Company received 35,000 Euro ($41,000) and 15,000 Euro ($16,000), respectively, from the Investor, as a refundable deposit for the Initial Closing Date. During the six-month period ended June 30, 2018, the Company received an additional 35,000 Euro ($42,000) from the Investor. Such amounts are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets; however, the full purchase price was not received by June 30, 2018. The Company is currently negotiating with the Investor to complete the transaction, but at this time the Company believes that it is unlikely that the full transaction will close in the near future.

No shares of preferred stock were issued during the six-month periods ended June 30, 2018 and 2017.

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

The Company currently generates revenue under a development agreement. Additionally, assuming the Company's products receive approval for marketing in the future, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

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

The Company has obtained Orphan drug designations within the European Union for the use of Elafin for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension as well as for the treatment of esophageal cancer. The latter indication, especially the postoperative inflammation, the main reason for postoperative morbidity, will be targeted by Elafin treatment. Within the United States, Proteo has obtained Orphan drug designations for the use of Elafin for the treatment of pulmonary arterial hypertension as well as for the prevention of inflammatory complications of transthoracic esophagectomy.

For the development of its lead product Elafin, Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institute of Health (“NIH”) and the British MRC, supported preclinical and clinical studies on Elafin with high volume grants.

The Company currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer and Elafin for chronical treatment of pulmonary arterial hypertension (“PAH”). Future clinical trials for PAH will be conducted in cooperation with third parties, although no such third-party agreements have yet been signed.

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

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to Euro 874,000 and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension ("PAH"). In June 2018, we received approval from the German State of Schleswig-Holstein to extend the project under the BFEI grant for a further 12 months until November 30, 2019.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. The sale was to occur no later than March 30, 2017. However, the Investor failed to deliver the purchase price. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the future. See Note 10 to the accompanying consolidated financial statements for additional information.

In April 2017 and August 2017, we received final reports from a respiratory safety pharmacology study and a 28-day toxicity study of Elafin subcutaneous dosage in rats. These studies are part of the animal toxicity program that was discussed at a Pre-Investigational New Drug Application ("PIND") meeting with the US Food and Drug Administration ("FDA") on development strategies for Elafin in pulmonary arterial hypertension ("PAH") and were partially funded by NIH within the framework of our collaboration with Marlene Rabinovitch at Stanford University. Both studies were conducted by a third-party laboratory in the US. They were conducted in accordance with the FDA “Good Laboratory Practice for Nonclinical Laboratory Studies” (GLP). All tested doses were well tolerated.

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and is planned to start in the second half of 2018.

During the first two quarters of 2018, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. In 2017, the Company entered into an agreement with an external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis. The advisor supports companies from the areas of the pharmaceutical industry and medical technology to successfully develop and implement a business model, to scale it, to realize innovative projects and to place it on the market. This also includes the acquisition of capital and the search for strategic partners. During the three-month period ended June 30, 2018, the Company entered into an agreement with an additional external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis.

In July 2018, the company announced the publication of research results by Alcazar et al. from Stanford University on a new mechanism by which Elafin rescues lung cell survival in the lung of newborn mice subjected to mechanical ventilation (Alejandre Alcazar et al., American Journal of Respiratory Cell and Molecular Biology, 2018). Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The new experimental findings, coupled with the research group’s observation of significantly increased plasma elastase levels in preterm infants with evolving neonatal chronic lung disease, support the notion that Elafin treatment might be effective in mitigating or preventing neonatal lung injury caused by mechanical ventilation.

RESULTS OF OPERATIONS

REVENUES

Revenue includes income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $40,000 and $58,000 was recognized as development income during the three-month periods ended June 30, 2018 and 2017, respectively. Approximately $78,000 and $96,000 was recognized as development income during the six-month periods ended June 30, 2018 and 2017, respectively. The decreases are consistent with the decreases to operating expenses, as discussed below.

Revenue also includes net Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the six-months ended June 30, 2018 approximated $130,000, while R&D expenses exceeded Grant funds for the three-months ended June 30, 2018 and the three and six-month periods ended June 30, 2017.

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2018 were approximately $52,000 and $77,000, respectively, a decrease of approximately $30,000 and $44,000, respectively, over the same periods of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month and six-month periods ended June 30, 2018 decreased $28,000 and $23,000 respectively due to a reduction in patent costs compared to 2017. As Elafin has not received regulatory approval, all patent costs are expensed as incurred. Research and development expenses decreased $2,000 and $20,000 over the same three-month and six-month periods, respectively. The decrease in research and development expenses was primarily due to $233,000 of Grant funds recorded in 2018, which were netted against $103,000 of research and development expenses and presented as net Grant revenue, while in 2017 Grant funds of $102,000 were netted against $122,000 of R&D expense and presented as research and development, net of grants. For the three-months ended June 30, 2018, Grant funds of $42,000 were $11,000 less than R&D costs in that period, which is consistent with the same period in 2017. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than current period expenses incurred.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and six-month periods ended June 30, 2018, respectively, increased by approximately $177,000 and $152,000 over the same periods in 2017. The increases were driven primarily by foreign currency transaction gains during 2018, due to a strengthening of the U.S. Dollar compared to the Euro, compared to losses in the same periods in 2017. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro.

INCOME TAXES

There is no material income tax expense recorded for the six-month periods ended June 30, 2018 and 2017, due to the Company's net losses. The Company had a deferred tax asset of $2,111,000 at June 30, 2018 relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) related to foreign currency translation adjustments of approximately ($49,000) and $49,000 during the three-month periods ended June 30, 2018 and 2017, respectively and ($25,000) and $60,000 during the six-month periods ended June 30, 2018 and 2017, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately 20,000 Euro ($24,000) and 75,000 Euro ($81,000) under the Development Agreement during the six-month periods ended June 30, 2018 and 2017, respectively. The Company expects to receive approximately 1.9 million Euro (approximately $2.2 million) in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Grant funds approximating 164,000 Euro ($199,000) and 124,000 Euro ($134,000) were received during the six-month periods ended June 30, 2018 and 2017, respectively. PBAG submitted for the reimbursement of additional eligible expenses approximating 41,000 Euro ($48,000). The Company expects to receive approximately 311,000 Euro ($363,000) in future periods under this Grant.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro (approximately $1,168,000). See Note 10 to the accompanying consolidated financial statements for additional information.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 6 to the accompanying consolidated financial statements for the payment terms under the License Agreement.

The Company has cash approximating $178,000 as of June 30, 2018, which management expects to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. This is an increase of $64,000 over the December 31, 2017 cash balance of approximately $114,000. Such cash is held by the Subsidiary in Germany in Euro. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities through 2019. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the Grant of the Goferman State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through 2019. As for periods beyond 2019, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, decreased from $114,000 at December 31, 2017 to $111,000 at June 30, 2018, primarily due to a strengthening U.S. Dollar relative to the Euro.

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $11,000 at December 31, 2017 to $48,000 at June 30, 2018. The Company received approximately $199,000 during the six-month period ended June 30, 2018 and submitted an additional $47,000 for reimbursement.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2018, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $223,000 at December 31, 2017 to $183,000 at June 30, 2018, primarily due to the payment of trade payables, partly offset by additional deposits received during the six-month period ended June 30, 2018 under the Preferred Stock Purchase Agreement approximating $42,000. Such deposits are included in accounts payable and accrued liabilities.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of approximately $22,000 at June 30, 2018, a $61,000 decrease from the balance at December 31, 2017. The decrease was driven by the recognition of revenues during the period.

RELATED PARTY LOAN

During the six months ended June 30, 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum. Subsequent to June 30, 2018, and before July15, 2018, the Company repaid the short-term loan.

ACCRUED LICENSING FEES

Accrued licensing fees decreased from $683,000 at December 31, 2017 to $666,000 at June 30, 2018, due to a strengthening of the U.S. Dollar compared to Euro. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both June 30, 2018 and December 31, 2017.

OTHER LIABILITIES

Other liabilities at June 30, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2019.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, Ms. Bargmann concluded that as of June 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

PROTEO, INC.

Dated: August 1, 2018	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

