Form 10-Q
period 2018-09-30
PROTEO INC
filed 2018-10-31
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	23,879,350 shares of common stock at October 15, 2018

PROTEO, INC.

AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three-month and Nine-month Periods Ended September 30, 2018 and 2017 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine-month Periods Ended September 30, 2018 and 2017 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2018	2017
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$122,680	$113,915
Research supplies	110,653	114,225
Grant funds receivable	24,615	11,438
Development Agreement receivables	–	5,990
Prepaid expenses and other current assets	16,221	17,691
Total current assets	274,169	263,259

PROPERTY AND EQUIPMENT, NET	5,408	7,053

Total assets	$279,577	$270,312

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,794	$222,704
Deferred revenues	–	82,553
Total current liabilities	92,794	305,257

LONG TERM LIABILITIES
Accrued licensing fees - related party	661,466	682,833
Other liabilities	143,387	148,019
Total long term liabilities	804,853	830,852

Total liabilities	897,647	1,136,109

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 823,590 shares and 723,590 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	824	724
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 23,879,350 shares issued and outstanding	23,880	23,880
Additional paid-in capital	9,104,965	8,988,125
Accumulated other comprehensive income	42,472	74,072
Accumulated deficit	(9,790,211)	(9,952,598)
Total stockholders' deficit	(618,070)	(865,797)

Total liabilities and stockholders' deficit	$279,577	$270,312

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017

REVENUES
Development Agreement	$22,533	$46,802	$100,227	$142,837
Net Grant revenue	–	–	113,386	–
TOTAL REVENUES	22,533	46,802	213,613	142,837

EXPENSES
General and administrative	32,715	38,678	109,610	138,927
Research and development, net of grants	16,551	20,260	–	40,420
TOTAL OPERATING EXPENSES	49,266	58,938	109,610	179,347

INCOME (LOSS) FROM OPERATIONS	(26,733)	(12,136)	104,003	(36,510)

INTEREST AND OTHER INCOME (EXPENSE), NET	17,031	(49,927)	58,384	(160,433)

NET INCOME (LOSS)	$(9,702)	$(62,063)	$162,387	$(196,943)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(7,028)	25,855	(31,600)	85,628

COMPREHENSIVE INCOME (LOSS)	$(16,730)	$(36,208)	$130,787	$(111,315)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,879,350	23,879,350	23,879,350	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$162,387	$(196,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,425	1,327
Foreign currency transaction (gain) loss	(48,818)	165,210
Changes in operating assets and liabilities:
Grant funds receivable	(13,560)	19,380
Development Agreement receivables	5,813	27,848
Prepaid expenses and other current assets	19,970	(1,318)
Accounts payable and accrued liabilities	(88,684)	(6,051)
Deferred revenue	(80,114)	(59,293)
Other liabilities	–	18,737
NET CASH USED IN OPERATING ACTIVITIES	(41,581)	(31,103)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(1,868)
NET CASH USED IN INVESTING ACTIVITIES	–	(1,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	60,090	–
Proceeds from related party loan	61,434	–
Repayment of related party loan	(58,172)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,352	–

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,006)	17,138
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,765	(15,833)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	113,915	141,668
CASH AND CASH EQUIVALENTS--END OF PERIOD	$122,680	$125,835

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2018 and for the three-month and nine-month periods ended September 30, 2018 and 2017, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 27, 2018.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at September 30, 2018 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month and nine-month periods ended September 30, 2018 and 2017, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended September 30, 2018, there have been no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at September 30, 2018 and 2017. As such, basic and diluted income (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive income approximated $42,000 and $74,000 at September 30, 2018 and December 31, 2017, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $10,000 and ($51,000) for the three-month periods ended September 30, 2018 and 2017, respectively, and $49,000 and ($165,000) for the nine-month periods ended September 30, 2018 and 2017, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euro (approximately $4.1 million). Through September 30, 2018, the Company received approximately 1,633,000 Euro ($1,989,000) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month and nine-month periods ended September 30, 2018 and 2017, the Company recognized approximately $23,000 and $100,000 and $47,000 and $143,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $0 and $83,000 at September 30, 2018 and December 31, 2017, respectively.

6.   COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES - RELATED PARTY

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 27% of the Company's outstanding common stock as of September 30, 2018.

At September 30, 2018, the Company has accrued approximately $661,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $683,000 at December 31, 2017, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at September 30, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2020.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,021,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Research and development expenses for the three-month periods ended September 30, 2018 and 2017 were reduced by approximately $37,000 and $49,000, respectively, for Grant funds received and accrued during those periods. For the nine-month periods ended September 30, 2018 and 2017, research and development expenses were reduced by Grant funds of approximately $270,000 and $150,000, respectively. During the nine-months ended September 30, 2018, the Company submitted $284,000 for reimbursement, received $257,000 (including $11,000 accrued at the beginning of the period), and accrued $25,000 for amounts not reimbursed at September 30, 2018, which is included in the accompanying consolidated balance sheet as grant funds receivable.

During the three months ended March 31, 2018, the company received approval from the government to submit certain expenses for reimbursement that had been previously expensed under GAAP. These expenses amounted to $177,000 and resulted in grant revenue exceeding grant expenses for the quarter. This has resulted in the presentation of net Grant revenue for the nine-months ended September 30, 2018.

8. RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum. During July 2018 and before July 15, 2018, the Company repaid the short-term loan.

9.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate at September 30, 2018 and December 31, 2017.

There is no material income tax expense recorded for the nine-month periods ended September 30, 2018 and 2017, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of September 30, 2018, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

The Company received deposits totalling 100,000 Euro ($117,000) through September 30, 2018, including 50,000 Euro ($60,000) received during the nine-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. The Company is currently negotiating with the Investor to complete the transaction, but at this time the Company believes that it is unlikely that the full transaction will close in the near future.

No shares of preferred stock were issued during 2017.

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

The Company currently focuses on the clinical development of Elafin for prophylactic treatment of acute postoperative inflammatory complications in the surgical therapy of esophageal cancer and Elafin for chronical treatment of pulmonary arterial hypertension (“PAH”). Future clinical trials for PAH will be conducted in cooperation with third parties.

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

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. The initial Euro 100,000 (approximately $117,000) deposit was fully received by September 2018, with $60,000 received during the nine-months ended September 30, 2018 and 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the future. See Note 10 to the accompanying consolidated financial statements for additional information.

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

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and is planned to start in the second half of 2018. During the three-month period ended September 30, 2018, our cooperation partners received the approval letters from the responsible Institutional Review Boards. In September 2018, we entered into a Clinical Material Transfer Agreement with our cooperation partners within the framework of the clinical phase I trial, and as well into a Material Transfer Agreement with a third-party laboratory in the US.

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

During the nine-month period ended September 30, 2018, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. In 2017, the Company entered into an agreement with an external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis. The advisor supports companies from the areas of the pharmaceutical industry and medical technology to successfully develop and implement a business model, to scale it, to realize innovative projects and to place it on the market. This also includes the acquisition of capital and the search for strategic partners. During the three-month period ended June 30, 2018, the Company entered into an agreement with an additional external advisor for the procurement of equity capital or partnering with a fee model on a performance-related basis.

RESULTS OF OPERATIONS

REVENUES

Revenue includes income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $23,000 and $47,000 was recognized as development income during the three-month periods ended September 30, 2018 and 2017, respectively. Approximately $100,000 and $143,000 was recognized as development income during the nine-month periods ended September 30, 2018 and 2017, respectively. The decreases are consistent with the decreases to operating expenses, as discussed below.

Revenue also includes net Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the nine-months ended September 30, 2018 approximated $113,000, while R&D expenses exceeded Grant funds for the three-months ended September 30, 2018 and the three and nine-month periods ended September 30, 2017.

OPERATING EXPENSES

The Company's operating expenses for the three-month and nine-month periods ended September 30, 2018 were approximately $49,000 and $110,000, respectively, a decrease of approximately $10,000 and $70,000, respectively, over the same periods of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month and nine-month periods ended September 30, 2018 decreased $6,000 and $29,000, respectively, due primarily to a reduction in patent costs compared to the same periods in 2017. As Elafin has not received regulatory approval, all patent costs are expensed as incurred. Research and development expenses decreased $4,000 and $40,000 over the same three-month and nine-month periods, respectively. The decrease in research and development expenses was primarily due to $270,000 of Grant funds recorded during the nine months ended September 30 2018, which were netted against $157,000 of research and development expenses and presented as net Grant revenue, while during the nine months ended September 30 2017, Grant funds of $150,000 were netted against $191,000 of R&D expense and presented as research and development, net of grants. For the three-months ended September 30, 2018, Grant funds of $37,000 were $17,000 less than R&D costs in that period, which is not significantly different from the same period in 2017. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than current period expenses incurred.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and nine-month periods ended September 30, 2018, respectively, increased by approximately $67,000 and $219,000 over the same periods in 2017. The increases were driven primarily by foreign currency transaction gains during 2018, due to a strengthening of the U.S. Dollar compared to the Euro, compared to losses in the same periods in 2017. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro.

INCOME TAXES

There is no material income tax expense recorded for the nine-month periods ended September 30, 2018 and 2017, due to the Company's net losses. The Company had a deferred tax asset of $2,026,000 at September 30, 2018 relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) related to foreign currency translation adjustments of approximately ($7,000) and $26,000 during the three-month periods ended September 30, 2018 and 2017, respectively and ($32,000) and $86,000 during the nine-month periods ended September 30, 2018 and 2017, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately 20,000 Euro ($24,000) and 100,000 Euro ($120,000) under the Development Agreement during the nine-month periods ended September 30, 2018 and 2017, respectively. The Company expects to receive approximately 1.9 million Euro (approximately $2.2 million) in future periods under this agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Grant funds approximating $257,000 and $170,000 were received during the nine-month periods ended September 30, 2018 and 2017, respectively. PBAG submitted for the reimbursement of additional eligible expenses approximating $25,000. The Company expects to receive approximately 301,000 Euro ($350,000) in future periods under this Grant.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $117,000) deposit was fully received by September 2018, with $60,000 received during the nine-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. See Note 10 to the accompanying consolidated financial statements for additional information.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 6 to the accompanying consolidated financial statements for the payment terms under the License Agreement.

The Company has cash approximating $123,000 as of September 30, 2018, which management expects to be sufficient to fund the Company’s operations for at least twelve months from the issuance date of these interim financial statements. This is an increase of $9,000 over the December 31, 2017 cash balance of approximately $114,000. Such cash is held by the Subsidiary in Germany in Euro. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Management believes that the Company will generate sufficient revenues under the Development Agreement to fund its development activities through 2019. Given the Company's current cash on hand, anticipated collections under the Development Agreement and collections under the Grant of the German State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through 2019. As for periods beyond 2019, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, decreased from $114,000 at December 31, 2017 to $111,000 at September 30, 2018, primarily due to a strengthening U.S. Dollar relative to the Euro.

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $11,000 at December 31, 2017 to $25,000 at September 30, 2018. The Company received approximately $257,000 during the nine-month period ended September 30, 2018 and submitted an additional $25,000 for reimbursement.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2018, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $223,000 at December 31, 2017 to $93,000 at September 30, 2018, primarily due to conversion of a deposit payable into the issuance of preferred shares and the payment of trade payables.

DEFERRED REVENUES

Deferred revenues related to the Development Agreement had a translated balance of $0 at September 30, 2018, a $83,000 decrease from the balance at December 31, 2017. The decrease was driven by the recognition of revenues during the period with no new funds coming in.

RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment is made by July 15, 2018, no interest will be charged; thereafter interest accrues at 5% per annum. In July 2018, and before July15, 2018, the Company repaid the short-term loan.

ACCRUED LICENSING FEES - RELATED PARTY

Accrued licensing fees decreased from $683,000 at December 31, 2017 to $661,000 at September 30, 2018, due to a strengthening of the U.S. Dollar compared to Euro. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both September 30, 2018 and December 31, 2017.

OTHER LIABILITIES

Other liabilities at September 30, 2018 and December 31, 2017 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2020.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Birge Bargmann our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, Ms. Bargmann concluded that as of September 30, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 27, 2018, the Company issued 100,000 shares of Series B-1 Preferred Stock in exchange for Euro 100,000 (approximately $117,000) pursuant to the terms of that certain Preferred Stock Purchase Agreement between the Company and a third-party (“Investor”) dated September 9, 2016. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder.

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

PROTEO, INC.

Dated: October 31, 2018	By:	/s/ Birge Bargmann
Birge Bargmann
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

