Form 10-K
period 2018-12-31
PROTEO INC
filed 2019-04-15
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 30, 2018, as reported on the OTCQB, was approximately $662,000. (1)

Number of shares of Common Stock outstanding as of April 4, 2019:  24,879,350

____________

(1) Excludes 12,852,359 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2018.

Documents Incorporated by Reference

None.

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Esophageal Cancer Surgery

Esophageal cancer is a life-threatening disease, which is classified as an orphan disease. The majority of patients with esophageal cancer present at an advanced stage with extensive lymph node metastasis. The curative treatment for this malignancy is consequently aggressive, consisting of chemoradiotherapy followed by radical esophagectomy and lymphadenectomy. Due to extensive surgical and pulmonary trauma and the long duration of surgery, esophagectomy is one of the most invasive and traumatic forms of thoracic surgery, and is associated with severe postoperative complications. The complications affect the lungs, heart and kidney and are associated with pronounced postoperative morbidity requiring ICU care. These complications may progress into life-threatening multiple organ failures. Esophagectomy is also associated with an unacceptably high rate of hospital mortality, which contributes to the low survival rate of esophageal cancer.

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

Safety and Tolerability in chronic therapy

In March 2019, the recruitment for a randomized, placebo-controlled, single-ascending-dose trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of Elafin in healthy adult subjects has been started. The designs of the Phase I clinical trial and a Phase II proof of concept trial in Pulmonary Arterial Hypertension (PAH) have been discussed with the FDA.

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

In March 2019, the recruitment of healthy individuals for the Phase I clinical trial in the U.S. to assess the safety and tolerability of subcutaneous administration of Elafin has been started. Proteo’s research partners and investigators at Stanford University School of Medicine, Dr. Marlene Rabinovitch and Dr. Roham Zamanian, are responsible for the conduct of the investigator-initiated trial.

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

The group has published further evidence for the use of Elafin in the treatment of newborn infants whose lungs are incompletely developed in June 2012 (Am J Physiol Lung Cell Mol Physiol). In May 2013, the group presented the successful treatment of pulmonary arterial hypertension in an animal model at the Annual International Conference of the American Thoracic Society in Philadelphia. They demonstrated in a Sugen/Hypoxia animal model of pulmonary arterial hypertension that intravenous Elafin administration can improve the occlusion of pulmonary vessels, which is associated with a pronounced improvement of the disease. In February 2015, the group has published new results which demonstrate that Elafin and cyclosporine act synergistically to prevent the development of irreversible damage to transplanted lung tissue in an animal model (American Journal of Transplantation, 2015). In June 2015, Nickel et al. published results showing that Elafin reverses pulmonary hypertension via caveolin-1-dependent bone morphogenetic protein signaling in an animal model of PAH. The potential of Elafin in the treatment of PAH was confirmed in further investigations using explanted lung tissue from PAH patients (American Journal of Respiratory and Critical Care Medicine, 2015). In April 2017 the group has published data about Elafin’ ability to induce new vessel formation in vitro employing native pulmonary arterial endothelial cells from PAH patients (Sa et al.. American Journal of Respiratory and Critical Care Medicine. 2017). In July 2018, Alcazar et al. from Stanford University published a new mechanism by which Elafin rescues lung cell survival in the lung of newborn mice subjected to mechanical ventilation (Alejandre Alcazar et al., American Journal of Respiratory Cell and Molecular Biology, 2018). The new experimental findings, coupled with the research group’s observation of significantly increased plasma elastase levels in preterm infants with evolving neonatal chronic lung disease, support the notion that Elafin treatment might be effective in mitigating or preventing neonatal lung injury caused by mechanical ventilation.

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

OUR SUBSIDIARY

PBAG, our wholly owned operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Florian Wegner and Florian Bargmann. PBAG had five employees (including management) as of December 31, 2018.

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

PATENTS, LICENSES & ROYALTIES

On December 30, 2000, the Company entered into an exclusive worldwide license agreement (the “License Agreement”) with Dr. Wiedow, which was amended by an Amendment Agreement to the License Agreement (the “Amendment”) dated December 23, 2008. These agreements enable the Company to develop, manufacture or sell Elafin. The Amendment modified the annual payments and also the royalty payment such that from the date of the Amendment the Company will not only pay Dr. Wiedow a three percent royalty on gross revenues from the Company's sale of products based on the licensed technology but also three percent of the license fees (including upfront and milestone payments and running royalties) received by the Company or its subsidiary from their sublicensing of the licensed technology. Pursuant to the License Agreement, as amended, Dr. Wiedow may terminate the License Agreement in the event of a breach which is not cured within 90 days following written notice of such breach. In addition, Dr. Wiedow may terminate the License Agreement immediately in the event of the Company’s bankruptcy, insolvency, assignment for the benefit of creditors, liquidation, assignment of all or substantially all of its assets, or failure to continue to develop Elafin. After any termination, to the extent permitted by applicable law, the Company will return all documents, information and data received by Dr. Wiedow and will immediately cease to develop, manufacture or sell Elafin. Please see Management’s Discussion and Analysis - Liquidity and Capital Resources, and Note 8 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high-performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of fifteen years with an annual license fee equal to the greater of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms.

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

In May 2014, our subsidiary entered into an agreement with an unrelated third party (the “Development Agreement”). Pursuant to the Development Agreement, the party has agreed to support the development of the Company’s orphan medicinal product Tiprelestat (“Elafin”) by providing certain funding to the Company to assist with activities related to research, clinical testing, manufacturing, and preparation and submission of applications for regulatory approvals. The party made upfront payments to the Company and will make ongoing monthly payments toward the development of Elafin, which will provide the Company with total funds of EURO 3.5 million. In exchange, we will pay the party a share of the net sales of Elafin within the European Union, subject to an aggregate maximum cap. All payments received are non-refundable. Please see Note 5 of the Consolidated Financial Statements included in this Form 10-K, for financial information.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on development of drugs based on the human protein Elafin. Our research and development expenditures for the fiscal years ended December 31, 2018 and 2017 approximated $199,000 and $240,000, respectively. We received research and development grant funds during those same years approximating $306,000 and $191,000, respectively, from a German governmental agency.

EMPLOYEES

As of December 31, 2018, Proteo had five employees (including management), all working at our offices in Germany.

ITEM 1A. - RISK FACTORS

A smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The Company has entered into a lease for office and laboratory facilities in Germany. The aggregate monthly rental under the foregoing lease was approximately $3,000 and the lease is renewed every six months.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2018 and 2017 based on information provided by the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2018	First Quarter	$0.07	$0.05
	Second Quarter	0.06	0.05
	Third Quarter	0.08	0.03
	Fourth Quarter	0.05	0.03
2017	First Quarter	$0.07	$0.04
	Second Quarter	0.08	0.04
	Third Quarter	0.04	0.04
	Fourth Quarter	0.07	0.04

On April 1, 2019, the last sales price of our common stock was $0.048 per share. No cash dividends have been paid on our common stock for the 2018 and 2017 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of April 4, 2019, the number of shareholders of record of the Company's common stock was 1,740.

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

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2018.

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered securities in 2018, if any, have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. The initial Euro 100,000 (approximately $117,000) deposit was fully received by September 2018, with $60,000 received during the nine-months period ended September 30, 2018. 100,000 shares of Series B-1 Preferred Stock were issued during the three-months period ended September 2018. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the future. See Note 3 to the accompanying consolidated financial statements for additional information.

In April 2017 and August 2017, we received final reports from a respiratory safety pharmacology study and a 28-day toxicity study of Elafin subcutaneous dosage in rats. Both studies were conducted by a third-party laboratory in the US. They were conducted in accordance with the FDA “Good Laboratory Practice for Nonclinical Laboratory Studies” (GLP). All tested doses were well tolerated.

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and is now planned to start in 2019. During the three-month period ended September 30, 2018, our cooperation partners received the approval letters from the responsible Institutional Review Boards. In September 2018, we entered into a Clinical Material Transfer Agreement with our cooperation partners within the framework of the clinical phase I trial, and as well into a Material Transfer Agreement with a third-party laboratory in the US.

In July 2018, Alcazar et al. from Stanford University published a new mechanism by which Elafin rescues lung cell survival in the lung of newborn mice subjected to mechanical ventilation (Alejandre Alcazar et al., American Journal of Respiratory Cell and Molecular Biology, 2018). Since 2008, the Company has been cooperating with scientists at Stanford University in California with respect to the preclinical development in the field of pulmonary arterial hypertension and ventilator-induced injury. The new experimental findings, coupled with the research group’s observation of significantly increased plasma elastase levels in preterm infants with evolving neonatal chronic lung disease, support the notion that Elafin treatment might be effective in mitigating or preventing neonatal lung injury caused by mechanical ventilation.

In October 2018, our subsidiary established the test site, Proteo R&D, for the operation of an archive in accordance with the principles of Good Laboratory Practice ("GLP") for archiving GLP documents related to our own development products. We have applied for GLP attestation of test category 9 for the test site. The GLP inspection occurred in December 2018. In February 2019, we received the GLP Certificate from the competent authority.

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden (the “Investor”), who is also a member of our board of directors. Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. The Purchase Price was equal to the closing price of our common stock as quoted on the OTCQB on December 6, 2018. See Note 3 to the accompanying consolidated financial statements for additional information.

During 2018, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners.

In March 2019, we were informed by our research partners at Stanford University School of Medicine that The Duke University Early Phase Research Unit has initiated the recruitment of healthy individuals for the Phase I clinical trial in the U.S. to assess the safety and tolerability of repeated single doses of Elafin. Proteo’s research partners and investigators at Stanford University School of Medicine, Dr. Marlene Rabinovitch and Dr. Roham Zamanian, are responsible for the conduct of the investigator-initiated trial. The trial with the title “Safety and Tolerability of Escalating Doses of Subcutaneous Elafin (Tiprelestat) Injection in Healthy Normal Subjects” marks the beginning of the clinical development program of Elafin for chronic use initially focusing on the treatment of patients suffering from the still fatal disease pulmonary arterial hypertension (PAH).

RESULTS OF OPERATIONS

REVENUES

Revenue reported for 2018 and 2017 primarily represent income recognized under the Development Agreement, as described above and in Note 5 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received, inclusive of accruals, approximately 15,000 Euros ($18,000) and 80,000 Euros ($89,000) for the years ended December 31, 2018 and 2017, respectively, which are non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and are being recognized as revenue over the projected performance period under the agreement in direct relation to development expenses incurred. Approximately $99,000 and $199,000 was recognized as development income during the years ended December 31, 2018 and 2017, respectively.

Grant funds received in excess of research and development expenses are also reported as revenues. Such amounts approximated $107,000 and $0 for the years ended December 31, 2018 and 2017, respectively.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2018 were approximately $209,000, a decrease of approximately $62,000 over the year ended December 31, 2017. Research and development expenses decreased $49,000 over the same periods to $0 for the year ended December 31, 2018, primarily due to differences in the amount of grant funds received in each of those years. General and administrative expenses (mostly professional and legal fees) for the same periods decreased $12,000 to $209,000 for 2018.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the year ended December 31, 2018 was $42,000 compared to ($74,000) in 2017. The balances are primarily comprised of foreign currency transaction gains on accrued licensing fees denominated in Euros (but expected to be settled in U.S. Dollars) in each year, driven by a strengthening of the U.S. Dollar compared to the Euro in 2018.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive losses of approximately $1,000 and $6,000 due to foreign currency translation adjustments during the years ended December 31, 2018 and 2017, respectively. This represents a net decrease of approximately $5,000. The decrease is primarily due to a strengthening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2018 compared to a strengthening of the Euro in 2017.

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

The Company received, net of accruals, approximately 20,000 Euros ($24,000) and 110,000 Euros ($122,000) under the Development Agreement during the years ended December 31, 2018 and 2017, respectively. At this time, we believe it is unlikely that the Company will receive any future amounts under the Development Agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Grant funds, net of accruals, approximating 236,000 Euros ($279,000) and 205,000 Euros ($230,000) were received during 2018 and 2017, respectively. PBAG incurred additional eligible expenses approximating 33,000 Euros and 10,000 Euros during the years ended December 31, 2018 and 2017, respectively, that were not reimbursed by the respective year end. As such approximately $38,000 and $11,000, respectively, was accrued as a grant funds receivable on the accompanying consolidated balance sheets as of December 31, 2018 and 2017. The Company expects to receive approximately 280,000 Euro (approximately $320,000) in future periods under this Grant.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $117,000) deposit was fully received by September 2018, with $60,000 received during the nine-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. However, the Investor failed to deliver the full purchase price. We are currently negotiating with the Investor to complete the transaction. See Note 3 to the accompanying consolidated financial statements for additional information.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 8 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden (the “Investor”). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. We received $40,000 in December 2018 and $40,000 in January 2019.

The Company has cash approximating $89,000 as of December 31, 2018 to support current and future operations. This is a decrease of $25,000 over the December 31, 2017 cash balance of approximately $114,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Given the Company's current cash on hand, anticipated collections under the Preferred Stock Purchase Agreement and collections under the Grant of the German State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-K. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;

•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;

•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;

•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;

•	the uncertainty of terms related to potential future partnering or licensing arrangements;

•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs;

•	the uncertainty of our ability to raise capital to support our future research and development efforts; and the uncertainty of our ability to collect the remaining payments owed under the Preferred Stock Purchase Agreement.

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

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $64,000 at December 31, 2017 to $58,000 at December 31, 2018, primarily due to a strengthening U.S. Dollar relative to the Euro.

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $11,000 at December 31, 2017 to $38,000 at December 31, 2018. The Company received the 2017 receivable during 2018 and accrued for an additional $38,000 for reimbursement at the end of 2018, which is expected to be received in 2019.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased $2,000 during 2018, primarily due to depreciation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $223,000 at December 31, 2017 to $127,000 at December 31, 2018, primarily due to the conversion of deposits received under the Preferred Stock Purchase Agreement approximating $57,000, plus $60,000 of cash received during 2018 under such agreement, into 100,000 shares of Series B-1 Preferred Stock.

DEFERRED REVENUES

As described above, the Company entered into the Development Agreement during May 2014. Deferred revenues had a translated balance of approximately $0 and $83,000 at December 31, 2018 and 2017, respectively. The Company has not received any additional amounts under the Development Agreement since the 2nd quarter of 2018, and we do not believe that we will receive any additional amounts in the near term.

ACCRUED LICENSING FEES

Accrued licensing fees decreased by $31,000 to $652,000 at December 31, 2018. The decrease is solely due to the strengthening of U.S. Dollar relative to the Euro. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2018 and 2017.

OTHER LIABILITIES

Other liabilities at December 31, 2017 and 2018 consist of certain employee compensation that was incurred in 2015 through 2017, but for which payment was agreed to be deferred until 2020.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2018 and 2017.

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

The Company records payables related to a certain licensing agreement in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the year ended December 31, 2018.

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

DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s 8-K filing to the SEC as of May 22, 2014). The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed 3.5 million Euros. Through December 31, 2018, the Company received approximately 1.6 million Euros of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

As of December 31, 2018 and 2017, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, the Company has not recognized any liability for unrecognized tax benefits.

The Company is subject to taxation in the United States of America, various states, and Germany.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive income (loss) represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2018 or 2017.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Oliver Wiedow, our chief executive officer and chief financial officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Mr. Wiedow has concluded that these controls and procedures were effective as of December 31, 2018, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2018. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

NAME	AGE	POSITIONS
Prof. Oliver Wiedow	61	President, Chief Executive Officer, Chief Financial Officer and Director
Jork von Reden	75	Director
Prof. Hartmut Weigelt	73	Director
Birge Bargmann	57	Chief Executive Officer of PBAG
Juergen Paal	47	Chief Operating Officer of PBAG

The above listed directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by shareholders by majority vote of the outstanding shares of common stock. Our officers serve at the will of the board.

BIOGRAPHICAL INFORMATION

Prof. Oliver Wiedow has served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") since November 2018 and a Director of the Company since December 2000. Professor Wiedow served as our President, Chief Executive Officer and Chief Financial Officer from January 2004 to June 2004 and has served as a member of the Supervisory Board of Proteo Biotech AG since 2000. Since 1985 Professor Wiedow has served as physician and scientist at the University of Kiel, Germany. Prof. Wiedow discovered Elafin in human skin and has researched its biological effects. The Board of Directors concluded that Mr. Wiedow should serve as a director in light of his extensive scientific understanding of our technologies in development combined with the perspective and experience, he brings as our current President and Chief Executive Officer from his extensive history with the Company.

Jork von Reden has served as a Director of the Company since November 2018. He currently serves as Managing Director of CFI Innovation GmbH Berlin Unternehmensberatung und Beteiligungen (“CFI”), which is a stockholder of the Company. Additionally he serves as Managing Director of Windenergy Trust Sp.zo.o, Szczecin, Poland and Contrust Sp.zo.o, Jelenia Gora, Poland. Mr. von Reden received a degree as Dipl. Ing. of the Faculty of Mechanical Engineering of the Technical University Berlin. The Board of Directors concluded that Jork von Reden should serve as a director in light of his extensive experience in financing innovative technologies and scientific projects. He is a well-respected leader and he bring excellent and differentiated skill sets that will be vital in guiding Proteo forward.

Prof. Hartmut Weigelt has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he was Chief Scientific Officer ("CSO") of SNAP GmbH, and dean of the Faculty of Dental Technology at the SRH University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). He currently is Professor of Applied Biological Science at the University of Applied Sciences Cologne. Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a Director in light of his extensive scientific understanding of our technologies in development.

Birge Bargmann served as Chief Executive Officer ("CEO") of Proteo Biotech AG since November 2005. Ms. Bargmann served as our President, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") from November 2005 to November 2018, and as Director of the Company from December 2000 to November 2018. Ms. Bargmann was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2005. She has more than 18 years of research experience in her previous position as head of the laboratory for enzyme research in the Department of Dermatology at the University of Kiel and was engaged in the Elafin project. She co-developed and carried out procedures to detect and to purify Elafin.

Juergen Paal has served as Chief Operating Officer ("COO") of Proteo Biotech AG since December 2014. He has more than 13 years of experience in the health care industry. Previously, he served as Director Business Development Therapeutic Apheresis at Fresenius Medical Care. He holds a Ph.D. in biology and a M.Sc. in Pharmaceutical Medicine.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2018 by each person who served as the principal executive officer of Proteo during fiscal years ended 2018 and 2017. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Prof. Oliver Wiedow	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Chief Executive Officer Proteo, Inc.)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Birge Bargmann	2018	26,000	-0-	-0-	-0-	-0-	-0-	-0-	26,000
(Chief Executive Officer PBAG; Former Chief Executive Officer Proteo, Inc.)	2017	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
Juergen Paal	2018	39,000	-0-	-0-	-0-	-0-	-0-	-0-	39,000
(Chief Operating Officer PBAG)	2017	39,000	-0-	-0-	-0-	-0-	-0-	-0-	39,000

Ms. Bargmann’s and Mr. Paal’s salaries are paid by the Company’s wholly owned subsidiary Proteo Biotech AG. Prof. Oliver Wiedow was paid no compensation during the years ended December 31, 2018 and 2017.

OPTION/STOCK APPRECIATION RIGHTS GRANTS TABLE

The Company does not have a stock option plan and has not granted any stock options or stock appreciation rights to date.

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

COMPENSATION COMMITTEE AND INSIDER PARTICIPATION

The current Board of Directors includes Oliver Wiedow, who also serves as an executive officer of the Company. As a result, this director discusses and participates in deliberations of the Board of Directors on matters relating to the terms of executive compensation. In this regard, a director whose executive compensation is voted upon by the Board of Directors must abstain from such vote.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The following statement made by the Board of Directors, sitting as a Compensation Committee, shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under either of such Acts.

The Company does not have a formal compensation committee and the Company’s officers receive no compensation from the Company at this time. Ms. Bargmann, Chief Executive Officer of the subsidiary, and Mr. Paal, Chief Operating Officer of the subsidiary, receive compensation from our wholly-owned subsidiary, Proteo Biotech AG.

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013, on November 14, 2013, on October 30, 2015, on February 1, 2016 and on September 29, 2016. The contract expires on November 9, 2020. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal, amended on September 29, 2016. The contract expires on June 30, 2019.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the following individuals is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow	6,380,000	26.2%
Birge Bargmann	6,300,000	25.8%
Jork von Reden	600,000	2.5%
Prof. Hartmut Weigelt	56,000	*
Juergen Paal	116,359	*
All directors and executive officers as a group (5 persons)	13,452,359	55.2%

_________________

* less than 1%

(1) Based on 24,379,350 common shares outstanding as of December 31, 2018.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on June 30, 2020. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2018 and 2017, the Company has accrued approximately $652,000 and $683,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $75,000 and $57,000 for the years ended December 31, 2018 and 2017, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None.

TAX FEES:

We were billed or expect to be billed approximately $10,000 and $10,000 for the years ended December 31, 2018 and 2017, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2018 that were not included in the three categories above.

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

10.26	Common Stock Purchase Agreement dated December 12, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2018)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

____________

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

PROTEO, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Proteo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

April 15, 2019

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$89,132	$113,915
Research supplies	57,785	63,720
Grant funds receivable	37,562	11,438
Development Agreement receivables	–	5,990
Prepaid expenses and other current assets	64,543	68,196
Total current assets	249,022	263,259

PROPERTY AND EQUIPMENT, NET	4,929	7,053
Total assets	$253,951	$270,312

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$127,217	$222,704
Deferred revenues	–	82,553
Total current liabilities	127,217	305,257

LONG TERM LIABILITIES
Accrued licensing fees	652,359	682,833
Other liabilities	145,396	148,019
Total long term liabilities	797,755	830,852
Total liabilities	924,972	1,136,109

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding at December 31, 2018 and 2017	724	724
Series B-1, 100,000 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	100	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,379,350 and 23,879,350 shares issued and outstanding at December 31, 2018 and 2017, respectively	24,380	23,880
Additional paid-in capital	9,144,464	8,988,125
Accumulated other comprehensive loss	(31,231)	(29,827)
Accumulated deficit	(9,812,564)	(9,848,699)
Total Proteo, Inc. Stockholders' Deficit	(674,127)	(865,797)
Noncontrolling Interest	3,106	–
Total stockholders' deficit	(671,021)	(865,797)
Total liabilities and stockholders' deficit	$253,951	$270,312

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES
Development Agreement	$99,100	$199,293
Net Grant revenue	106,892	–
	205,992	199,293
EXPENSES
General and administrative	208,736	221,086
Research and development, net of grants	–	49,268
TOTAL OPERATING EXPENSES	208,736	270,354
LOSS FROM OPERATIONS	(2,744)	(71,061)

INTEREST AND OTHER INCOME (EXPENSE), NET	41,985	(74,170)
NET INCOME (LOSS)	39,241	(145,231)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3,106	–
NET INCOME (LOSS) ATTRIBUTABLE TO PROTEO, INC.	$36,135	$(145,231)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,404)	(5,734)
COMPREHENSIVE INCOME (LOSS)	$34,731	$(150,965)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)
BASIC AND DILUTED EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST PER SHARE	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	23,898,528	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2016	723,590	$724	23,879,350	$23,880	$8,988,125	$(24,093)	$(9,703,468)	$0	$(714,832)

Other comprehensive loss	–	–	–	–	–	(5,734)	–	–	(5,734)

Net loss	–	–	–	–	–	–	(145,231)	–	(145,231)

BALANCE - December 31, 2017	723,590	$724	23,879,350	$23,880	$8,988,125	$(29,827)	$(9,848,699)	$0	$(865,797)

Common stock issued for cash			500,000	$500	$39,500			–	40,000

Series B-1 preferred stock issued for cash and deposits	100,000	$100			$116,839			–	116,939

Other comprehensive loss	–	–	–	–	–	(1,404)	–	–	(1,404)

Net income	–	–	–	–	–	–	36,135	3,106	39,241

BALANCE - December 31, 2018	823,590	$824	24,379,350	$24,380	$9,144,464	$(31,231)	$(9,812,564)	$3,106	$(671,021)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,241	$(145,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,866	1,860
Foreign currency transaction (gains) losses	(29,964)	83,170
Changes in operating assets and liabilities:
Research supplies	3,191	–
Grant funds receivable	(27,484)	40,129
Development Agreement receivables	5,905	33,901
Prepaid expenses and other current assets	19,981	(16,862)
Accounts payable and accrued liabilities	(54,800)	7,569
Deferred revenues	(81,385)	(108,891)
Other liabilities	4,110	19,360
NET CASH USED IN OPERATING ACTIVITIES	(119,339)	(84,995)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	–	(1,895)
NET CASH USED IN INVESTING ACTIVITIES	–	(1,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000	–
Cash received for issuance of preferred stock	60,090	40,723
Proceeds from related party loan	61,434	–
Repayment of related party loan	(58,172)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,352	40,723
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(8,796)	18,414
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,783)	(27,753)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR	113,915	141,668
CASH AND CASH EQUIVALENTS--END OF YEAR	$89,132	$113,915

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation. On-hand amounts of the Company’s product Elafin approximating $48,000 and $51,000 at December 31, 2018 and 2017, respectively, that is sold for research purposes and used for research and other purposes by external entities, have been reclassified from research supplies to prepaid expenses and other current assets on the accompanying consolidated balance sheets. Additionally, intercompany foreign exchange gains (losses) approximating $41,000 and ($104,000) for the years ended December 31, 2018 and 2017, respectively, have been reclassified from interest and other income (expense), net to other comprehensive income.

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

The Company has cash approximating $89,000 as of December 31, 2018 to support current and future operations. This is a decrease of $25,000 over the December 31, 2017 cash balance of approximately $114,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Given the Company's current cash on hand and collections under the Grant of the German State of Schleswig-Holstein, management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-K. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

Furthermore, the Company classifies noncontrolling interests (previously referred to as "minority interest") as part of consolidated net earnings and includes the accumulated amount of noncontrolling interests as part of stockholders' deficit. Earnings (loss) per share reflects amounts attributable only to the Company, excluding noncontrolling interests. Increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company has a substantive contractual arrangement that specifies the attribution of net earnings and loss not to exceed the noncontrolling interest.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their fair value at December 31, 2018 and 2017 due to their short-term nature. The Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis as of December 31, 2018 or 2017.

FOREIGN CURRENCY

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive income (loss) and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated $31,000 and $30,000 at December 31, 2018 and 2017, respectively.

The Company records quarterly payables related to a certain licensing agreement (Note 7) which are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2018 and 2017.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains (losses) of approximately $30,000 and ($83,000) for the years ended December 31, 2018 and 2017, respectively, which are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

GAAP requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed for property and equipment as of or during the years ended December 31, 2018 and 2017.

REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605, Revenue Recognition (“Topic 605”).

Adoption of the new standard did not result in any change to the Company’s opening retained earnings as of January 1, 2018 as product sale revenue is not significant.

As more fully described in Note 5, the Company’s revenue primarily consist of the Development Agreement. Amounts received under the Development Agreement are initially deferred and recognized as revenue over the projected performance period under the Development Agreement in direct relation to development expenses incurred.

In determining the appropriate amount of revenue to be recognized as it fulfills its performance obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with ASC Topic 740-10, Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

The Company also follows the provisions of ASC Topic 740-10 relating to accounting for uncertain tax positions. Under ASC Topic 740-10, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company has not recognized any liabilities for uncertain tax positions as a result of ASC Topic 740-10. The Company expects any resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2018 or 2017.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) represents the net change in stockholders' deficit during a period from sources other than transactions with stockholders and as such, includes net earnings or loss. For the Company, other comprehensive income (loss) represents the foreign currency translation adjustments, which are recorded as components of stockholders' deficit.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company considers itself to operate in one segment and has had no revenues from principal operations from inception. See Note 2 for information on long-lived assets located in Germany.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update). This standard adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which clarifies the SEC Staff’s views on income tax accounting implications of the Tax Cuts and Jobs Act (the “Act”). It requires reporting of provisional amounts for specific income tax effects of the Act for which the accounting under ASC Topic 740 will be incomplete, but a reasonable estimate can be determined. Provision amounts for income tax effects of the Act for which a reasonable estimate cannot be determined, ASC Topic 740 should be applied based on provisions of the tax laws that were in effect immediately prior to the Act being enacted. Provisional amounts for income tax effects for which a reasonable estimate cannot be determined would be reported in the first reporting period in which a reasonable estimate can be determined. In accordance with this standard and SAB 118, the Company reported provisional amounts for income tax effects from the Act as of December 31, 2017, and amounts were finalized as of December 31, 2018 with no adjustments made to the amounts previously recorded.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other things, lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company for the year beginning January 1, 2019. The Company does not believe the impact of adopting this standard will have a material effect on its consolidated financial statements and related disclosures.

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2018	2017
Technical and laboratory equipment	$210,669	$220,511
Leasehold improvements	4,255	4,454
Office equipment	12,307	12,883
	227,231	237,848
Less accumulated depreciation	(222,302)	(230,795)
Total	$4,929	$7,053

Depreciation expense is included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss) approximated $2,000 and $2,000 for the years ended December 31, 2018 and 2017, respectively.

3. STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company is authorized to issue 300,000,000 shares of $0.001 par value common stock. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters to be voted on by those stockholders.

On December 12, 2018, Proteo, Inc., entered into a Common Stock Purchase Agreement (the “Agreement”) with Jork von Reden (the “Investor”), who is also a member of the Company’s board of directors. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Common Stock (the “Purchase Shares”) at the price of $0.08 per share (the “Purchase Price”), for an aggregate purchase price of USD $80,000. The Purchase Price was equal to the closing price of the Registrant’s common stock as quoted on the OTCQB on December 6, 2018. The initial closing of 500,000 of the Purchase Shares occurred upon the Company’s receipt of the initial payment of $40,000 of the Purchase Price. A second closing of the remaining 500,000 Purchase Shares will occur in January 2019 (the “Second Closing Date”). The Investor paid the remaining $40,000 Purchase Price with respect to the remaining Purchase Shares on January 14, 2019.

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

On September 7, 2016, the Company designated 1,000,000 shares of its authorized preferred stock as Series B-1 Preferred Stock ("Series B-1 Stock").

The rights, preferences, and privileges of the Series B-1 Preferred Stock are as follows:

•	Holders of shares of Series B-1 Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors preferential dividends at the per share rate of 1.5 times the per share amount of each and any cash and non-cash dividend distributed to the holders of the Registrants common stock.

•	Except as otherwise required by law, the Series B-1 Preferred Stock shall have no voting rights and not be entitled to vote as a separate class on a matter to be voted on by stockholders of the Company.

•	Upon any liquidation, voluntary or otherwise, dissolution or winding up of the Registrant, holders of Series B-1 Preferred Stock will be entitled to receive per share distributions equal to 1.5 times the rate of per share distributions to be made to the holders of the Registrant’s common stock.

•	In the event the Registrant enters into any consolidation, merger, combination or other transaction in which the shares of common stock of the Registrant are exchanged into other stock or securities, cash and/or any other property, then in any such case each share of Series B-1 Preferred Stock shall automatically be simultaneously exchanged for or converted into the same stock or securities, cash and/or other property at a rate per share equal to 1.5 times the rate per share that the common stock is being exchanged or converted.

On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “B-1 Stock Agreement”) with a German corporation (the "B-1 Stock Investor"). Pursuant to the Agreement, the Company agreed to issue and sell to the B-1 Stock Investor 1,000,000 shares of the Company’s Series B-1 Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of €1,000,000. The B-1 Stock Investor agreed to purchase such shares no later than March 31, 2017. However, the B-1 Stock Investor failed to deliver the purchase price by that date. During 2017 and 2016, the Company received €50,000 ($57,000) from the B-1 Stock Investor as a refundable deposit for the Initial Closing Date. Such amount is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2017. During 2018, the Company received an additional €50,000 (approximately $60,000) from the B-1 Stock Investor, and on September 27, 2018, the Company issued 100,000 shares of Series B-1 Stock pursuant to the terms of the B-1 Stock Agreement. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder.

On April 8, 2019, the Company designated 1,000,000 shares of its authorized preferred stock as Series B-2 Preferred Stock ("Series B-2 Stock").

The rights, preferences, and privileges of the Series B-2 Preferred Stock are as follows:

•	Holders of shares of Series B-2 Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors preferential dividends at the per share rate of 1.5 times the per share amount of each and any cash and non-cash dividend distributed to the holders of the Registrants common stock.

•	Except as otherwise required by law, the Series B-2 Preferred Stock shall have no voting rights and not be entitled to vote as a separate class on a matter to be voted on by stockholders of the Company.

•	Upon any liquidation, voluntary or otherwise, dissolution or winding up of the Registrant, holders of Series B-2 Preferred Stock will be entitled to receive per share distributions equal to 1.5 times the rate of per share distributions to be made to the holders of the Registrant’s common stock.

•	In the event the Registrant enters into any consolidation, merger, combination or other transaction in which the shares of common stock of the Registrant are exchanged into other stock or securities, cash and/or any other property, then in any such case each share of Series B-2 Preferred Stock shall automatically be simultaneously exchanged for or converted into the same stock or securities, cash and/or other property at a rate per share equal to 1.5 times the rate per share that the common stock is being exchanged or converted.

On April 10, 2019, the Company entered into a Preferred Stock Purchase Agreement (the “B-2 Stock Agreement”) with a Swiss corporation (the "B-2 Stock Investor"). Pursuant to the B-2 Stock Agreement, the Company agreed to issue and sell to the B-2 Stock Investor 1,000,000 shares of the Company’s Series B-2 Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of €1,000,000. An initial closing of 100,000 of the Purchase Shares will occur on June 30, 2019 or on such earlier date as the B-2 Stock Investor and Registrant may agree (the “Initial Closing Date”). The B-2 Stock Investor agreed to deliver €100,000, which is the Purchase Price with respect to such Purchase Shares, on or before the Initial Closing Date. Subsequent closings of the remaining Purchase Shares will occur on the fifth (5th) business day after such date or dates that the B-2 Stock Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that B-2 Stock Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before June 30, 2020. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder.

NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement and contributed 50,000 Euros (approximately $63,000 at such time) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of PBAG profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company or absorb losses beyond his ownership interest. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0. During the year ended December 31, 2018, approximately $3,000 of income was attributed to the noncontrolling interest, which has been reported as net income attributable to noncontrolling interest in the accompanying consolidated financial statements.

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2018 or 2017 due to the Company's net losses and related deferred tax asset full valuation allowance.

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

Income tax expense (benefit) for the years ended December 31, 2018 and 2017 differed from the amounts computed by applying the U.S. federal income tax rates of 21 percent and 34 percent, respectively, to the pretax income (loss) for the following reasons:

	2018	2017
Income tax expense (benefit) at U.S. federal statutory rates	$16,000	$(85,000)
Impact of 2017 Tax Act	–	377,000
Foreign rate change impacts	70,000	(163,000)
Foreign rate differential	–	(7,000)
Change in valuation allowance	(88,000)	(101,000)
Other	2,000	(21,000)
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,020,000 and $2,107,000 at December 31, 2018 and 2017, respectively, relating primarily to tax net operating loss carryforwards approximating $1,900,000, as discussed below, and temporary differences related to the recognition of accrued licensing fees approximating $120,000.

As of December 31, 2018, the Company had tax net operating loss carryforwards ("NOLs") of approximately $2,382,000 and $5,584,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL begins to expire in 2025 over varying years. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

5. DEVELOPMENT AGREEMENT

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party. The third party will fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company shall not exceed €3.5 million (approximately $4 million). Through December 31, 2018, the Company received approximately €1.6 million of the €3.5 million maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

From inception of the Development Agreement through September 30, 2015, management estimated total Elafin related development expenses at €3.5 million. As revenues to be received also totaled €3.5 million, revenue was recognized at 100% of the related expenses incurred. Beginning October 1, 2015, management increased their estimate of remaining development expenses by €3.5 million and began recognizing revenues at 43% of related expenses. The increase in expenses was due to additional clinical indicators that will be explored by the Company.

For the years ended December 31, 2018 and 2017, the Company recognized approximately $99,000 and $199,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations and comprehensive income (loss). Deferred revenues approximated $0 and $83,000 at December 31, 2018 and 2017, respectively. At this time, we believe it is unlikely that the Company will receive any future amounts under the Development Agreement.

6. GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Research and development expenses for the years ended December 31, 2018 and 2017 were reduced by approximately $306,000 and $191,000, respectively, for Grant funds received and accrued during those periods. Approximately €32,800 ($38,000) and €9,500 ($11,000) of additional eligible expenses were incurred during the years ended December 31, 2018 and 2017, respectively, that were not reimbursed by the respective year end. These receivables are included in the accompanying consolidated balance sheets as grant funds receivable.

7. RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment was made by July 15, 2018, no interest would be charged. During July 2018, the Company repaid the short-term loan.

8. COMMITMENTS AND CONTINGENCIES

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

Dr. Wiedow, who is an officer and director of the Company, beneficially owned approximately 26% of the Company's outstanding common stock as of December 31, 2018.

At December 31, 2018, the Company has accrued approximately $652,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $683,000 at December 31, 2017, which was solely due to changes in foreign currency exchange rates that are included in interest and other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2018 or 2017. The Minapharm agreement terminates 15 years after the first commercial sales of licensed products.

LEASES

The Company has entered into short-term leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2018 and 2017 approximated $36,000 and $31,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: April 15, 2019	By:	/s/ Oliver Wiedow
Oliver Wiedow
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Oliver Wiedow Oliver Wiedow

Director, Principal Executive Officer and Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and as Principal Financial Officer and Chief Accounting Officer)

April 15, 2019

/s/ Jork von Reden Jork von Reden	Director	April 15, 2019

/s/ Hartmut Weigelt Hartmut Weigelt	Director	April 15, 2019

29