Form 10-Q
period 2019-03-31
PROTEO INC
filed 2019-05-14
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	24,879,350 shares of common stock at May 8, 2019

PROTEO, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,286	$89,132
Research supplies	56,594	57,785
Grant funds receivable	44,322	37,562
Prepaid expenses and other current assets	59,657	64,543

Total current assets	274,859	249,022

PROPERTY AND EQUIPMENT, NET	4,459	4,929

Total assets	$279,318	$253,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,653	$127,217

Total current liabilities	163,653	127,217

LONG TERM LIABILITIES
Accrued licensing fees	639,458	652,359
Other liabilities	142,521	145,396

Total long term liabilities	781,979	797,755

Total liabilities	945,632	924,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding at March 31, 2019 and December 31, 2018	724	724
Series B-1, 100,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	100	100

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,879,350 and 24,379,350 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	24,880	24,380
Additional paid-in capital	9,183,964	9,144,464
Accumulated other comprehensive loss	(33,206)	(31,231)
Accumulated deficit	(9,844,612)	(9,812,564)

Total Proteo, Inc. Stockholders' Deficit	(668,150)	(674,127)

Noncontrolling Interest	1,836	3,106

Total stockholders' deficit	(666,314)	(671,021)

Total liabilities and stockholders' deficit	$279,318	$253,951

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018

REVENUES
Development Agreement	$–	$37,438
Net Grant revenue	–	140,585
	–	178,023
EXPENSES
General and administrative	49,559	35,996
Research and development, net of grants	3,616	–

TOTAL OPERATING EXPENSES	53,175	35,996

INCOME (LOSS) FROM OPERATIONS	(53,175)	142,027

INTEREST AND OTHER INCOME (EXPENSE), NET	19,857	(19,731)

NET INCOME (LOSS)	$(33,318)	$122,296

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,270)	–

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,048)	$122,296

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(1,975)	(1,656)

COMPREHENSIVE INCOME (LOSS)	$(34,023)	$120,640

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.00)	$0.01

BASIC AND DILUTED EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,801,572	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2017	723,590	$724	23,879,350	$23,880	$8,988,125	$(29,827)	$(9,848,699)	$–	$(865,797)

Other comprehensive loss	–	–	–	–	–	(1,656)	–	–	(1,656)

Net income	–	–	–	–	–	–	122,296	–	122,296

BALANCE - March 31, 2018	723,590	$724	23,879,350	$23,880	$8,988,125	$(31,483)	$(9,726,403)	$–	$(745,157)

BALANCE - December 31, 2018	823,590	$824	24,379,350	$24,380	$9,144,464	$(31,231)	$(9,812,564)	$3,106	$(671,021)

Common stock issued for cash	–	–	500,000	$500	$39,500	–	–	–	40,000

Other comprehensive loss	–	–	–	–	–	(1,975)	–	–	(1,975)

Net loss	–	–	–	–	–	–	(32,048)	(1,270)	(33,318)

BALANCE - March 31, 2019	823,590	$824	24,879,350	$24,880	$9,183,964	$(33,206)	$(9,844,612)	$1,836	$(666,314)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(33,318)	$122,296
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	377	498
Foreign currency transaction (gain) loss	(12,901)	19,619
Changes in operating assets and liabilities:
Research supplies	49	–
Grant funds receivable	(7,595)	(163,573)
Prepaid expenses and other current assets	2,487	23,909
Accounts payable and accrued liabilities	16,099	(63,321)
Deferred revenue	–	(31,085)

NET CASH USED IN OPERATING ACTIVITIES	(34,802)	(91,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000	–
Deposit for issuance of preferred stock	22,500	24,648
Proceeds from related party loan	–	61,434

NET CASH PROVIDED BY FINANCING ACTIVITIES	62,500	86,082

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,544)	1,569

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,154	(4,006)
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	89,132	113,915

CASH AND CASH EQUIVALENTS--END OF PERIOD	$114,286	$109,909

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the unaudited March 31, 2018 financial statements to conform to the 2019 presentation. Intercompany foreign exchange losses approximating $26,000 for the three-month period ended March 31, 2018, was reclassified from interest and other income (expense), net to other comprehensive income.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2019 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2019 and 2018, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other things, lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company for the year beginning January 1, 2019. The impact of adopting this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures due to the short-term nature of its leases.

During the three-months ended March 31, 2019, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2.   EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no potential common shares outstanding at March 31, 2019 and 2018. As such, basic and diluted earnings (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated ($33,000) and ($31,000) at March 31, 2019 and December 31, 2018, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately $13,000 and ($20,000) for the three-month periods ended March 31, 2019 and 2018, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive income.

5.  DEFERRED REVENUES

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party agreed to fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Total payments by the third party to the Company were to not exceed 3.5 million Euro (approximately $4.1 million). Through June 30, 2018, the Company received approximately 1,633,000 Euro ($1,989,000) of the 3.5 million Euro maximum. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery.

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

For the three-month periods ended March 31, 2019 and 2018, the Company recognized approximately $0 and $37,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $0 at both March 31, 2019 and December 31, 2018. At this time, we believe it is unlikely that the Company will receive any future amounts under the Development Agreement.

6.   COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES - RELATED PARTY

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, and again in April 2017, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on June 30, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 26% of the Company's outstanding common stock as of March 31, 2019.

At March 31, 2019, the Company has accrued approximately $639,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $13,000 at December 31, 2018, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at March 31, 2019 and December 31, 2018 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until June 2020.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,021,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Research and development expenses for the three-month periods ended March 31, 2019 and 2018 were reduced by approximately $31,000 and $191,000, respectively, for Grant funds received and accrued during those periods. Approximately €40,000 ($44,000) and €33,000 ($38,000) of additional eligible expenses that were not previously reimbursed at March 31, 2019 and December 31, 2018, respectively, are included in the accompanying condensed consolidated balance sheets as grant funds receivable.

During the three months ended March 31, 2018, the company received approval from the government to submit certain expenses for reimbursement that had been previously expensed under GAAP. These expenses amounted to $177,000 and resulted in grant revenue exceeding grant expenses for the quarter. This has resulted in the presentation of net Grant revenue for the three-months ended March 31, 2018.

8.  RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($61,000) to the Company. During July 2018, the Company repaid such loan.

9.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate at March 31, 2019 and December 31, 2018.

There is no material income tax expense recorded for the three-month periods ended March 31, 2019 and 2018, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of March 31, 2019, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

10.   CAPITAL EQUITY TRANSACTIONS

COMMON STOCK

On December 12, 2018, Proteo, Inc., entered into a Common Stock Purchase Agreement (the “Agreement”) with Jork von Reden (the “Investor”), who is also a member of the Company’s board of directors. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Common Stock (the “Purchase Shares”) at the price of $0.08 per share (the “Purchase Price”), for an aggregate purchase price of $80,000. The Purchase Price was equal to the closing price of the Registrant’s common stock as quoted on the OTCQB on December 6, 2018. The initial closing of 500,000 of the Purchase Shares occurred upon the Company’s receipt of the initial payment of $40,000 of the Purchase Price in December 2018. A second closing of the remaining 500,000 Purchase Shares occurred in January 2019 (the “Second Closing Date”), at which time the Investor paid the remaining $40,000 Purchase Price.

PREFERRED STOCK

On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “B-1 Stock Agreement”) with a third-party (“B-1 Stock Investor”). Pursuant to the B-1 Stock Agreement, the Company agreed to issue and sell to the B-1 Stock Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. Further details are described in the Company's Current Report on Form 8-K filed with the SEC on September 13, 2016. The Company received deposits totaling 100,000 Euro ($117,000) through September 30, 2018, including 20,000 Euro ($25,000) received during the three-months ended March 31, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. The Company is currently negotiating with the B-1 Stock Investor to complete the transaction, but at this time the Company believes that it is unlikely that the full transaction will close in the near future.

On April 10, 2019, the Company entered into a Preferred Stock Purchase Agreement (the “B-2 Stock Agreement”) with a Swiss corporation (the "B-2 Stock Investor"). Pursuant to the B-2 Stock Agreement, the Company agreed to issue and sell to the B-2 Stock Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of 1,000,000 Euro. An initial closing of 100,000 of the Purchase Shares will occur on June 30, 2019 or on such earlier date as the B-2 Stock Investor and the Company may agree (the “Initial Closing Date”). Subsequent closings of the remaining Purchase Shares will occur on the fifth business day after such date or dates that the B-2 Stock Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that B-2 Stock Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before June 30, 2020. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder. During the three months ended March 31, 2019, the Company received 20,000 Euro ($23,000) pursuant to the B-2 Stock Agreement, which is included in accounts payable and accrued liabilities at March 31, 2019 in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2019, the Company received an additional deposit of 30,000 Euro ($34,000) from the B-2 Stock Investor.

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

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical intravenous single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator-initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. The result from the EMPIRE trial which indicates that Elafin has cardioprotective properties by reducing the cardiac troponin I release has been published in 2015 (Alam et al., Heart 2015). Further details are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. The initial Euro 100,000 (approximately $117,000) deposit was fully received by September 2018, and 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the near future. See Note 10 to the accompanying condensed consolidated financial statements for additional information.

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

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden, who is also a member of our board of directors. Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. The Purchase Price was equal to the closing price of our common stock as quoted on the OTCQB on December 6, 2018. See Note 10 to the accompanying condensed consolidated financial statements for additional information.

During the first quarter of 2019, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners.

In March 2019, we were informed by our research partners at Stanford University School of Medicine that The Duke University Early Phase Research Unit has initiated the recruitment of healthy individuals for the Phase I clinical trial in the U.S. to assess the safety and tolerability of repeated single subcutaneous doses of Elafin. Proteo’s research partners and investigators at Stanford University School of Medicine, Dr. Marlene Rabinovitch and Dr. Roham Zamanian, are responsible for the conduct of the investigator-initiated trial. The trial with the title “Safety and Tolerability of Escalating Doses of Subcutaneous Elafin (Tiprelestat) Injection in Healthy Normal Subjects” marks the beginning of the clinical development program of Elafin for chronic use initially focusing on the treatment of patients suffering from the still fatal disease pulmonary arterial hypertension (PAH). The first cohort of subjects received dosing in April 2019.

In April 2019, we entered into a Preferred Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock at the price of Euro 1.00 per share, for an aggregate purchase price of Euro 1,000,000. See Note 10 to the accompanying condensed consolidated financial statements for additional information.

RESULTS OF OPERATIONS

REVENUES

Revenue includes income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $0 and $37,000 was recognized as development income during the three-month periods ended March 31, 2019 and 2018, respectively. The Company has not received any payments under the Development Agreement since mid-2018, which has resulted in the decrease in revenue.

Revenue also includes net Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the three-month periods ended March 31, 2019 and 2018 approximated $0 and $141,000, respectively.

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2019 were approximately $53,000, an increase of approximately $17,000 over the same period of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month period ended March 31, 2019 increased $14,000 due primarily to increased financial statement audit and other professional fees. As Elafin has not received regulatory approval, all patent costs are expensed as incurred. Research and development expenses increased $4,000 over the same three-month period. The increase in research and development expenses was primarily due a reduction in the Grant reimbursement reported. Grant funds recorded during the three months ended March 31, 2018 approximated $191,000, which were netted against $50,000 of research and development expenses and presented as net Grant revenue, while during the three months ended March 31, 2019, Grant funds of $31,000 were offset against $35,000 of R&D costs and presented as research and development, net of grants. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than expenses incurred that period. R&D costs, excluding Grant reimbursements, for the three-month periods ended March 31, 2019 and 2018 decreased by $15,000, primarily due to a reduction in R&D activities in 2019.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month period ended March 31, 2019, approximated $20,000, an increase of $40,000 over the same period in 2018. The increases were driven primarily by foreign currency transaction gains during 2019, due to a strengthening of the U.S. Dollar compared to the Euro, compared to losses in the same periods in 2018. Foreign currency transaction gains and losses were primarily due to unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro.

INCOME TAXES

There is no material income tax expense recorded for the three-month periods ended March 31, 2019 and 2018, due to the Company's net losses. The Company had a deferred tax asset of $1,996,000 at March 31, 2019 relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company undergoes a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) related to foreign currency translation adjustments of approximately ($2,000) and ($2,000) during the three-month periods ended March 31, 2019 and 2018, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately $0 and 20,000 Euro ($24,000) under the Development Agreement during the three-month periods ended March 31, 2019 and 2018, respectively. At this time, we believe it is unlikely that we will receive further amounts under this agreement in the future.

In June 2016, the German State of Schleswig-Holstein granted the Subsidiary approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Grant funds approximating $31,000 and $191,000 were recorded during the three-month periods ended March 31, 2019 and 2018, respectively.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $117,000) deposit was fully received by September 2018, with $20,000 received during the three-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. However, the Investor failed to deliver the full purchase price. We are currently negotiating with the Investor to complete the transaction. See Note 10 to the accompanying condensed consolidated financial statements for additional information.

In April 2017, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to June 2020. See Note 6 to the accompanying condensed consolidated financial statements for the payment terms under the License Agreement.

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden (the “Investor”). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. The Company received $40,000 in December 2018 and $40,000 in January 2019.

In April 2019, the Company entered into a Preferred Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The Company received a 20,000 Euro deposit under this agreement during the three-month period ended March 31, 2019.

The Company has cash approximating $114,000 at March 31, 2019. Such cash is held by the Subsidiary in Germany in Euro and is to be used to fund the Subsidiary’s continued operations. The Company does not intend to repatriate any amount of this cash to the United States. Given the Company's current cash on hand, anticipated collections under the two Preferred Stock Purchase Agreements and the Grant of the German State of Schleswig-Holstein, management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-Q. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs,
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts; and the uncertainty of our ability to collect the remaining payments owed under the Preferred Stock Purchase Agreements.

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

GRANT FUNDS RECEIVABLE

Grant funds receivable increased from $37,000 at December 31, 2018 to $44,000 at March 31, 2019. The Company received approximately $24,000 during the three-month period ended March 31, 2019 and submitted an additional $31,000 for reimbursement.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2019, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased from $127,000 at December 31, 2018 to $164,000 at March 31, 2019, primarily due to a deposit received for the future issuance of Series B-2 preferred shares.

ACCRUED LICENSING FEES - RELATED PARTY

Accrued licensing fees decreased from $652,000 at December 31, 2018 to $639,000 at March 31, 2019, due to a strengthening of the U.S. Dollar compared to Euro. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both March 31, 2019 and December 31, 2018.

OTHER LIABILITIES

Other liabilities at March 31, 2019 and December 31, 2018 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until June 2020.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not currently have any off-balance sheet arrangements.

CAPITAL EXPENDITURES

The Company does not have any material capital expenditures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company ("SRC") is not required to provide any information in response to Item 305 of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Dr. Oliver Wiedow, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Dr. Wiedow our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, Dr. Wiedow concluded that as of March 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of Dr. Wiedow, our Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All sales of unregistered securities in 2019, if any, have previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

PROTEO, INC.

Dated: May 14, 2019	By:	/s/ Oliver Wiedow
Oliver Wiedow
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)