Form 10-Q
period 2019-06-30
PROTEO INC
filed 2019-08-05
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	24,879,350 shares of common stock at August 1, 2019

PROTEO, INC.

AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,855	$89,132
Research supplies	57,168	57,785
Grant funds receivable	31,362	37,562
Prepaid expenses and other current assets	61,504	64,543
Total current assets	271,889	249,022

PROPERTY AND EQUIPMENT, NET	4,187	4,929

Total assets	$276,076	$253,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,395	$127,217
Total current liabilities	104,395	127,217

LONG TERM LIABILITIES
Accrued licensing fees	647,885	652,359
Other liabilities	144,353	145,396
Total long term liabilities	792,238	797,755

Total liabilities	896,633	924,972

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding at June 30, 2019 and December 31, 2018	724	724
Series B-1, 100,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	100	100
Series B-2, 100,000 shares and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	100	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,879,350 and 24,379,350 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	24,880	24,380
Additional paid-in capital	9,296,364	9,144,464
Accumulated other comprehensive loss	(31,428)	(31,231)
Accumulated deficit	(9,911,297)	(9,812,564)
Total Proteo, Inc. Stockholders' Deficit	(620,557)	(674,127)
Noncontrolling Interest	–	3,106
Total stockholders' deficit	(620,557)	(671,021)
Total liabilities and stockholders' deficit	$276,076	$253,951

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018

REVENUES
Development Agreement	$–	$40,256	$–	$77,694
Net Grant revenue	–	–	–	129,937
	–	40,256	–	207,631

EXPENSES
General and administrative	59,453	40,899	109,012	76,895
Research and development, net of grants	3,682	10,648	7,298	–
TOTAL OPERATING EXPENSES	63,135	51,547	116,310	76,895

INCOME (LOSS) FROM OPERATIONS	(63,135)	(11,291)	(116,310)	130,736

INTEREST AND OTHER INCOME (EXPENSE), NET	(5,386)	39,373	14,471	19,642

NET INCOME (LOSS)	$(68,521)	$28,082	$(101,839)	$150,378

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,836)	–	(3,106)	–

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,685)	$28,082	$(98,733)	$150,378
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	1,778	(1,205)	(197)	(2,861)

COMPREHENSIVE INCOME (LOSS)	$(64,907)	$26,877	$(98,930)	$147,517

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.01
BASIC AND DILUTED EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$(0.00)	$0.00	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,879,350	23,879,350	24,840,676	23,879,350

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2017	723,590	$724	23,879,350	$23,880	$8,988,125	$(29,827)	$(9,848,699)	$–	$(865,797)

Other comprehensive loss	–	–	–	–	–	(1,656)	–		(1,656)

Net income	–	–	–	–	–	–	122,296	–	122,296

BALANCE - March 31, 2018	723,590	$724	23,879,350	$23,880	$8,988,125	$(31,483)	$(9,726,403)	$–	$(745,157)

Other comprehensive loss	–	–	–	–	–	(1,205)	–		(1,205)

Net income	–	–	–	–	–	–	28,082	–	28,082

BALANCE - June 30, 2018	723,590	$724	23,879,350	$23,880	$8,988,125	$(32,688)	$(9,698,321)	$–	$(718,280)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2018	823,590	$824	24,379,350	$24,380	$9,144,464	$(31,231)	$(9,812,564)	$3,106	$(671,021)

Common stock issued for cash			500,000	$500	$39,500				40,000

Other comprehensive loss	–	–	–	–	–	(1,975)	–		(1,975)

Net loss	–	–	–	–	–	–	(32,048)	(1,270)	(33,318)

BALANCE - March 31, 2019	823,590	$824	24,879,350	$24,880	$9,183,964	$(33,206)	$(9,844,612)	$1,836	$(666,314)

Preferred stock issued for cash	100,000	$100			$112,400				112,500

Other comprehensive income	–	–	–	–	–	1,778	–		1,778

Net loss	–	–	–	–	–	–	(66,685)	(1,836)	(68,521)

BALANCE - June 30, 2019	923,590	$924	24,879,350	$24,880	$9,296,364	$(31,428)	$(9,911,297)	$–	$(620,557)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(101,839)	$150,378
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	700	974
Foreign currency transaction (gain) loss	(4,474)	(16,868)
Changes in operating assets and liabilities:
Research supplies	219	–
Grant funds receivable	5,875	(37,365)
Development agreement receivables	–	5,962
Prepaid expenses and other current assets	2,520	24,623
Accounts payable and accrued liabilities	(22,464)	(100,000)
Deferred revenue	–	(59,808)
Other liabilities	(45)	–
NET CASH USED IN OPERATING ACTIVITIES	(119,508)	(32,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000	–
Proceeds from issuance of preferred stock	112,500	–
Deposit for preferred stock	–	42,173
Proceeds from related party loan	–	61,434
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,500	103,607

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(269)	(7,598)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,723	63,905

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	89,132	113,915

CASH AND CASH EQUIVALENTS--END OF PERIOD	$121,855	$177,820

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2019 and for the three-month and six-month periods ended June 30, 2019 and 2018, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 15, 2019.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the unaudited June 30, 2018 financial statements to conform to the 2019 presentation. Intercompany foreign exchange gains approximating $48,000 and $22,000 for the three-month and six-month periods ended June 30, 2018, respectively were reclassified from interest and other income (expense), net to other comprehensive loss.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at June 30, 2019 due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the six-month periods ended June 30, 2019 and 2018, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other things, lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company for the year beginning January 1, 2019. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures due to the short-term nature of its leases. For these short-term leases, the Company has elected to not recognize lease assets and lease liabilities. Lease expense for such leases are recognized on a straight-line basis over the lease term.

During the six-months ended June 30, 2019, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2.   EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at June 30, 2019 and 2018. As such, basic and diluted earnings (loss) per common share equals net income (loss), as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive loss and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated ($31,000) and ($31,000) at June 30, 2019 and December 31, 2018, respectively.

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

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains (losses) of approximately ($8,000) and $37,000 for the three-month periods ended June 30, 2019 and 2018, respectively, and $4,000 and $17,000 for the six-month periods ended June 30, 2019 and 2018, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

For the three-month and six-month periods ended June 30, 2019 and 2018, the Company recognized approximately $0 and $40,000, and $0 and $78,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying condensed consolidated statements of operations. Deferred revenues approximated $0 at both June 30, 2019 and December 31, 2018. At this time, we believe it is unlikely that the Company will receive any future amounts under the Development Agreement.

6.   COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES - RELATED PARTY

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, April 2017 and again in June 2019, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euro is due on November 15, 2020. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 26% of the Company's outstanding common stock as of June 30, 2019.

At June 30, 2019, the Company has accrued approximately $648,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $652,000 at December 31, 2018, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at June 30, 2019 and December 31, 2018 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until November 2020.

7.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,021,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019.

Research and development expenses for the three-month periods ended June 30, 2019 and 2018 were reduced by approximately $31,000 and $42,000, respectively, for Grant funds received and accrued during those periods. For the six-month periods ended June 30, 2019 and 2018, research and development expenses were reduced by Grant funds of approximately $62,000 and $233,000, respectively. Approximately €28,000 ($31,000) and €33,000 ($38,000) of additional eligible expenses that were not previously reimbursed at June 30, 2019 and December 31, 2018, respectively, are included in the accompanying condensed consolidated balance sheets as grant funds receivable.

During the six months ended June 30, 2018, the company received approval from the government to submit certain expenses for reimbursement that had been previously expensed under GAAP. These expenses amounted to $177,000 and resulted in grant revenue exceeding grant expenses for the period. This has resulted in the presentation of net Grant revenue for the six months ended June 30, 2018.

8.  RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($61,000) to the Company. During July 2018, the Company repaid such loan.

9.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate at June 30, 2019 and December 31, 2018.

There is no material income tax expense recorded for the six-month periods ended June 30, 2019 and 2018, due to the Company's history of net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of June 30, 2019, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

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

On April 10, 2019, the Company entered into a Preferred Stock Purchase Agreement (the “B-2 Stock Agreement”) with a Swiss corporation (the "B-2 Stock Investor"). Pursuant to the B-2 Stock Agreement, the Company agreed to issue and sell to the B-2 Stock Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of €1,000,000. An initial closing of 100,000 of the Purchase Shares occurred on June 30, 2019 (the “Initial Closing Date”). Subsequent closings of the remaining Purchase Shares will occur on the fifth business day after such date or dates that the B-2 Stock Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that B-2 Stock Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before June 30, 2020. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder. During the six months ended June 30, 2019, the Company received €100,000 ($113,000) pursuant to the B-2 Stock Agreement. As conditions for the initial closing were met, 100,000 shares of Series B-2 Preferred Stock were issued during June 2019.

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

During the first half of 2019, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners.

In March 2019, we were informed by our research partners at Stanford University School of Medicine that The Duke University Early Phase Research Unit has initiated the recruitment of healthy individuals for the Phase I clinical trial in the U.S. to assess the safety and tolerability of repeated single subcutaneous doses of Elafin. Proteo’s research partners and investigators at Stanford University School of Medicine, Dr. Marlene Rabinovitch and Dr. Roham Zamanian, are responsible for the conduct of the investigator-initiated trial. The trial with the title “Safety and Tolerability of Escalating Doses of Subcutaneous Elafin (Tiprelestat) Injection in Healthy Normal Subjects” marks the beginning of the clinical development program of Elafin for chronic use initially focusing on the treatment of patients suffering from the still fatal disease pulmonary arterial hypertension (PAH). The first two cohorts of subjects received dosing until June 30, 2019. The Drug Safety Monitoring Board reviewed the data and approved continuation of the study as scheduled.

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

RESULTS OF OPERATIONS

REVENUES

Revenue includes income recognized under the Development Agreement, as described above and in Note 5 to the accompanying condensed consolidated financial statements. Approximately $0 and $40,000 was recognized as development income during the three-month periods ended June 30, 2019 and 2018, respectively. Approximately $0 and $78,000 was recognized as development income during the six-month periods ended June 30, 2019 and 2018, respectively. The Company has not received any payments under the Development Agreement since mid-2018, which has resulted in the decrease in revenue.

Revenue also includes net Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the six-month period ended June 30, 2018 approximated $130,000. Grant revenues did not exceed research and development expenses in any other period presented.

OPERATING EXPENSES

The Company's operating expenses for the three-month and six-month periods ended June 30, 2019 approximated $63,000 and $116,000, respectively, an increase of approximately $12,000 and $39,000 over the same periods of the prior year, which was mostly driven by increases in general and administrative expenses. General and administrative expenses (mostly accounting and professional fees) for the three-month and six-month periods ended June 30, 2019 increased $19,000 and $32,000, respectively, due primarily to increased financial statement audit, legal and other professional fees.

Research and development expenses decreased $7,000 over the same three-month period ended June 30, 2019, while it increased $7,000 over the six-months then ended. The decrease over the three-month periods is due to cutbacks in 2019 research and development spending, net of Grant funds. The increase in research and development expenses over the six-month periods was primarily due a reduction in the Grant reimbursement reported. Grant funds recorded during the six months ended June 30, 2018 approximated $233,000, which were netted against $103,000 of research and development expenses and presented as net Grant revenue, while during the six months ended June 30, 2019, Grant funds of $62,000 were offset against $69,000 of R&D costs and presented as research and development, net of grants. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than expenses incurred that period. R&D costs, excluding Grant reimbursements, for the six-month period ended June 30, 2019 decreased from the same period in 2018 by $34,000, primarily due to a reduction in R&D activities in 2019.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month and six-month periods ended June 30, 2019, decreased by approximately $45,000 and $5,000, respectively, over the same periods in 2018. The decreases were driven primarily by foreign currency transaction gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euro. The U.S. Dollar strengthened compared to the Euro during the six-month periods ended June 30, 2019 and 2018, and the three-month period ended June 30, 2018, while the Euro strengthened during the three-month period ended June 30, 2019.

INCOME TAXES

There is no material income tax expense recorded for the six-month periods ended June 30, 2019 and 2018, due to the Company's history of net losses. The Company had a deferred tax asset of approximately $2,031,000 at June 30, 2019, relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company undergoes a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive gains (losses) related to foreign currency translation adjustments of approximately $2,000 and ($1,000) during the three-month periods ended June 30, 2019 and 2018, respectively and $0 and ($3,000) during the six-month periods ended June 30, 2019 and 2018, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company received approximately $0 and 20,000 Euro ($24,000) under the Development Agreement during the six-month period ended June 30, 2019 and 2018, respectively. At this time, we believe it is unlikely that we will receive further amounts under this agreement in the future.

In June 2016, the German State of Schleswig-Holstein granted the Subsidiary approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through November 30, 2019. Grant funds approximating $62,000 and $233,000 were recorded during the six-month periods ended June 30, 2019 and 2018, respectively. The Company expects to receive approximately 219,000 Euro ($246,000) in future periods under this Grant.

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

In June 2019, Dr. Wiedow agreed to waive any non-payment defaults under the License Agreement and to defer all current payments to November 2020. See Note 6 to the accompanying condensed consolidated financial statements for the payment terms under the License Agreement.

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

In April 2019, the Company entered into a Preferred Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $113,000) deposit was fully received by June 2019. As conditions for the initial closing were met, 100,000 shares of Series B-2 Preferred Stock were issued during June 2019.

The Company has cash approximating $122,000 at June 30, 2019. Such cash is held by the Subsidiary in Germany in Euro and is to be used to fund the Subsidiary’s continued operations. The Company does not intend to repatriate any amount of this cash to the United States. Given the Company's current cash on hand, anticipated collections under the two Preferred Stock Purchase Agreements and the Grant of the German State of Schleswig-Holstein, management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-Q. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $38,000 at December 31, 2018 to $31,000 at June 30, 2019. The Company received approximately $68,000 during the six-month period ended June 30, 2019 and submitted an additional $31,000 for reimbursement that wasn’t received by period end.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2019, primarily due to depreciation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $127,000 at December 31, 2018 to $104,000 at June 30, 2019, primarily due to the payment of trade payables.

ACCRUED LICENSING FEES - RELATED PARTY

Accrued licensing fees decreased from $652,000 at December 31, 2018 to $648,000 at June 30, 2019, due to a strengthening of the Euro compared to the U.S. Dollar. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both June 30, 2019 and December 31, 2018. Payment was agreed to be deferred until November 2020.

OTHER LIABILITIES

Other liabilities at June 30, 2019 and December 31, 2018 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until November 2020.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Dr. Wiedow our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, Dr. Wiedow concluded that as of June 30, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits:

10.25	Letter Agreement dated August 2, 2019, between Registrant and Dr. Oliver Wiedow

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: August 5, 2019	By:	/s/ Oliver Wiedow
Oliver Wiedow
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)

