Form 10-K
period 2019-12-31
PROTEO INC
filed 2020-05-07
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common stock on June 28, 2019, as reported on the OTC Pink, was approximately $328,000. (1)

Number of shares of Common Stock outstanding as of April 7, 2020: 33,379,350

____________

(1) Excludes 13,952,359 shares of common stock held by directors and officers, and any stockholder whose ownership exceeds five percent of the shares outstanding as of June 30, 2019.

Documents Incorporated by Reference

None.

PROTEO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

ii

PART I

ITEM 1 - BUSINESS

COMPANY OVERVIEW- HISTORY

Proteo, Inc. is a Nevada corporation formed on December 18, 1992. Proteo, Inc. has one wholly owned subsidiary, Proteo Biotech AG ("PBAG"), a German corporation (Proteo, Inc. and PBAG are hereinafter collectively referred to as "we", "our", the "Company" and "Proteo"). The Company's common stock is currently quoted on the OTC Pink under the symbol "PTEO".

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

Several countries have passed laws or made provisions in order to make the development of drugs for rare diseases financially attractive to the pharmaceutical industry. Pharmaceutical companies developing new medicaments for the treatment of rare diseases (“Orphan” drugs) receive assistance for their approval and marketing. Orphan drugs are pharmaceuticals for the treatment of rare diseases, which do not affect more than 200,000 people in the United States of America (“US”) and about 250,000 people in the European Union according to the respective legislations. The advantage of developing orphan drugs is seen in the fact that companies can apply for an orphan drug designation in the US or European Union. This is associated with reduced fees to regulatory agencies and guarantees 7-year or 10-year marketing exclusivity in the US and European Union, respectively, on drug sales for the first company to obtain marketing approval of a particular drug in the respective regions.

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

For the development of Elafin, Proteo has established a network of globally renowned research institutes, physicians and hospitals in Europe and the US. The development of Elafin has been widely supported by public grants. Worldwide leading funding bodies, such as the American National Institutes of Health (“NIH”) and the British Medical Research Council (“MRC”), supported preclinical and clinical studies on Elafin with high volume grants.

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

Safety and Tolerability in Acute Therapy

In a double-blind, randomized and placebo-controlled Phase I single dose escalating trial, Elafin was well tolerated by healthy human subjects. In two Phase II studies with patients undergoing surgery for esophageal cancer and with patients undergoing coronary artery bypass grafting the excellent tolerability was confirmed.

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

When sufficient resources are available, we plan to conduct a pivotal clinical trial with Elafin for the prophylactic treatment of acute postoperative complications after resection of esophageal cancer (“POSTCOM TRIAL”) at up to 10 sites in the European Union and it is expected to enroll 80 patients.

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

Safety and Tolerability in chronic therapy

In March 2019, the recruitment for a randomized, placebo-controlled, ascending-dose trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of subcutaneously applied Elafin in healthy adult subjects has been started. Patients received Elafin daily for 7 days. In October 2019, we were informed by our research partners at Stanford University School of Medicine that dosing and follow-up of the last subject has been completed. No severe adverse events occurred. The final report is expected during the first half of 2020.

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

OUR SUBSIDIARY

PBAG, our wholly owned operating subsidiary, was formed in Kiel, Germany on April 6, 2000. PBAG is in the business of developing pharmaceutical products based on the human protein called Elafin and possible by-products thereof as well as related technologies. The members of the Management Board of PBAG are currently Birge Bargmann, Chief Executive Officer, and Juergen Paal, Chief Operating Officer. The members of the Supervisory Board of PBAG are Oliver Wiedow, MD, Florian Wegner and Florian Bargmann. PBAG had five employees (including management) as of December 31, 2019.

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

In January 2020, the European Patent Office granted a patent “Use of elafin for disorders associated with elastase independent increase in troponin” for preventing or treating certain disorders associated with cardiac muscle damage with elafin.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on development of drugs based on the human protein Elafin. Our research and development expenditures for the fiscal years ended December 31, 2019 and 2018 approximated $158,000 and $199,000, respectively. We recognized research and development grant funds revenue from a German governmental agency during those same years approximating $128,000 and $306,000, respectively.

EMPLOYEES

As of December 31, 2019, Proteo had five employees (including management), all working at our offices in Germany.

ITEM 1A. - RISK FACTORS

Our business may suffer from the severity or longevity of the Coronavirus/COVID-19 Global Outbreak. The Coronavirus ("Covid-19") is currently impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, Covid-19 has not had a material impact on the Company, other than as set forth above. However, the Company cannot predict whether Covid-19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of Covid-19 on our ability to obtain financing necessary for the Company to fund its working capita1 requirements. In most respects, it is too early in the Covid-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business and/or our potential investors.

Further risk factors are not disclosed, as a smaller reporting company (“SRC”) is not required to provide any information in response to Item 503(c) of Regulation S-K.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink under the symbol PTEO. The table below gives the range of high and low bid prices of our common stock for each quarter during the fiscal years ended December 31, 2019 and 2018 based on information provided by the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

YEAR	PERIOD	HIGH	LOW
2018	First Quarter	$0.07	$0.05
	Second Quarter	0.06	0.05
	Third Quarter	0.08	0.03
	Fourth Quarter	0.05	0.03
2019	First Quarter	$0.06	$0.03
	Second Quarter	0.19	0.03
	Third Quarter	0.23	0.01
	Fourth Quarter	0.11	0.03

On April 6, 2020, the last sales price of our common stock was $0.027 per share. No cash dividends have been paid on our common stock for the 2019 and 2018 fiscal years and no change of this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings (if any), financial requirements, and opportunities for reinvesting earnings (if any), business conditions, and other factors. Except as described in the "Preferred Stock" section of Note 3 to the Company's consolidated financial statements included elsewhere herein, there are otherwise no restrictions on the payment of dividends.

NUMBER OF SHAREHOLDERS

As of April 7, 2020, the number of shareholders of record of the Company's common stock was 1,742.

PENNY STOCK

Until we satisfy the initial listing requirements for the Nasdaq Stock Market and successfully apply to have our shares of common stock traded thereon, our common stock will continue to be quoted on the OTC Pink. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our common stock is deemed to be a penny stock, trading in our shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" include (i) certain entities as defined in Rule 501(a) of Regulation D, (ii) directors and executive officers of the issuer of the securities being offered or sold and (iii) persons with a net worth exceeding $1,000,000 (excluding the value of the person’s primary residence) or annual income exceeding $200,000 (or $300,000 together with their spouse) in each of the two most recent years and reasonably expect to reach the same income level in the current year. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

DIVIDEND POLICY

To date, we have declared no cash dividends on our common or preferred stock, and do not expect to pay cash dividends on our common and preferred stock in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have no equity compensation plans as of December 31, 2019.

RECENT SALES OF UNREGISTERED SECURITIES

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

See page ii for additional information regarding forward-looking statements.

OVERVIEW

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular, after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension, for preventing complications of organ transplantation and for treatment of acute respiratory distress syndrome (ARDS).

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

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to Euro 874,000 and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension ("PAH"). In June 2018, we received approval from the German State of Schleswig-Holstein to extend the project under the Grant for another 12 months through November 30, 2019. In November of 2019, the Company was granted a second extension through April 30, 2020. During April 2020, the Company applied for a third extension of 6 months due to delays caused by the COVID-19 pandemic. On April 22, 2020, we received approval from the German State of Schleswig-Holstein to extend the project under Grant for another 6 months through October 31, 2020.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euros. The initial 100,000 Euros (approximately $117,000) deposit was fully received by September 2018, and 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. During 2019, an additional 20,000 shares of Series B-1 Preferred Stock were issued under this agreement. Subsequent to December 31, 2019, we received a further 10,000 EUR, and 10,000 shares of Series B-1 Preferred Stock were issued during January 2020. We are currently negotiating with the Investor to complete the transaction, but at this time we believe it is unlikely that the full transaction will close in the future. See Note 3 to the accompanying consolidated financial statements for additional information.

In August 2017, the Company submitted a Drug Master File (“DMF”) for Elafin to the FDA for use in clinical trials within the United States. The DMF supports the investigator-initiated Investigational New Drug (“IND”) application of Marlene Rabinovitch at Stanford University. At the end of September 2017, the FDA completed its safety review of the IND application and concluded that Marlene Rabinovitch at Stanford University may proceed with the proposed clinical investigation with Elafin for the treatment of pulmonary arterial hypertension. The conduct of a clinical phase I trial (subcutaneous administration, 7 days in healthy volunteers) will be financed by a new NIH-funded project of our cooperation partners and the trial started in 2019. During the three-month period ended September 30, 2018, our cooperation partners received the approval letters from the responsible Institutional Review Boards. In September 2018, we entered into a Clinical Material Transfer Agreement with our cooperation partners within the framework of the clinical phase I trial, and as well into a Material Transfer Agreement with a third-party laboratory in the US.

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

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden (the “Investor”), who is also a member of our board of directors. Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. The purchase price was equal to the closing price of our common stock as quoted on the OTC Pink on December 6, 2018. See Note 3 to the accompanying consolidated financial statements for additional information.

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

During 2019, and up to date, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners.

Subsequent events

In January 2020, the European Patent Office granted a patent “Use of Elafin for disorders associated with elastase independent increase in troponin” for preventing or treating certain disorders associated with cardiac muscle damage with Elafin.

On February 28, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of USD $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the OTC Markets on February 25, 2020.

On February 29, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of USD $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the OTC Markets on February 25, 2020.

RESULTS OF OPERATIONS

REVENUES

No revenues were recognized for the year ended December 31, 2019. Revenue reported for 2018 primarily represent income recognized under the Development Agreement and Grant revenue in excess of certain expenses, as described above and in Notes 5 and 6 to the accompanying consolidated financial statements. The Company entered into the Development Agreement during May 2014. The Company received, inclusive of accruals, approximately 15,000 Euros ($18,000) for the years ended December 31, 2018, which are non-refundable. No revenue sharing payments will be made by the Company unless Elafin is commercialized. Accordingly, the payments received are being accounted for as payments for the Company to use reasonable efforts to complete development, obtain regulatory approvals, and to commercialize Elafin. Therefore, the amounts received were deferred and are being recognized as revenue over the projected performance period under the agreement in direct relation to development expenses incurred. Approximately $99,000 was recognized as development revenue during the year ended December 31, 2018.

Grant funds received in excess of research and development expenses are also reported as revenues. Such amounts approximated $0 and $107,000 for the years ended December 31, 2019 and 2018, respectively.

OPERATING EXPENSES

The Company's operating expenses for the year ended December 31, 2019 were approximately $245,000, an increase of approximately $36,000 over the year ended December 31, 2018. General and administrative expenses (mostly professional and legal fees) for the year ended December 31, 2019 increased only $6,000 to $215,000.

Research and development expenses, net of Grants, increased $30,000 over the same periods to $30,000 for the year ended December 31, 2019. The increase in research and development expenses was primarily due a reduction in the Grant reimbursement reported. Grant funds recorded during the year ended December 31, 2018 approximated $306,000, which were netted against $199,000 of research and development expenses and presented as net Grant revenue, while during the year ended December 31, 2019, Grant funds of $128,000 were offset against $158,000 of research and development costs and presented as research and development expense, net of grants. Certain research expenses that were expensed in prior periods under GAAP were not eligible for reimbursement under the Grant until the first quarter of 2018, resulting in more grant funds being recognized than expenses incurred that period. Research and development costs, excluding Grant reimbursements, for the year ended December 31, 2019 decreased from the same period in 2018 by $41,000, primarily due to a reduction in research and development activities in 2019.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the year ended December 31, 2019 was $24,000 compared to $42,000 in 2018. The balances are primarily comprised of foreign currency transaction gains on accrued licensing fees denominated in Euros (but expected to be settled in U.S. Dollars) in each year, driven by a strengthening of the U.S. Dollar compared to the Euro in both 2019 and 2018, with a smaller increase in 2019.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

We experienced other comprehensive losses of approximately $2,000 and $1,000 due to foreign currency translation adjustments during the years ended December 31, 2019 and 2018, respectively. The increase is primarily due to a strengthening of the U.S. Dollar (our reporting currency) compared to the Euro (the functional currency of PBAG) during 2019 and 2018.

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

The Company received, net of accruals, 0 Euros ($0) and approximately 20,000 Euros ($24,000) under the Development Agreement during the years ended December 31, 2019 and 2018, respectively. At this time, we believe it is unlikely that the Company will receive any future amounts under the Development Agreement.

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through October 31, 2020. Grant funds, net of accruals, approximating 114,000 Euros ($128,000) and 259,000 Euros ($306,000) were recognized during 2019 and 2018, respectively. The Company expects to receive approximately 163,000 Euro (approximately $183,000) in future periods under this Grant.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $117,000) deposit was fully received by September 2018, with $60,000 received during the nine-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. In 2019 we received 20,000 Euro and issued 20,000 shares of Series B-1 Preferred Stock. In January 2020 we received an additional 10,000 Euro and issued 10,000 shares of Series B-1 Preferred Stock. However, the Investor failed to deliver the full purchase price. Currently, Management believes that the Company will not receive any further payments under the Agreement. See Note 3 to the accompanying consolidated financial statements for additional information.

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

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden (the “Investor”). Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. We received $40,000 in December 2018 and $40,000 in January 2019 under this agreement.

In November 2019, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to November 15, 2021. See Note 8 to the consolidated financial statements included elsewhere for the payment terms under the License Agreement.

On March 10, 2020, the World Health Organization declared the coronavirus outbreak to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effects will be to the Company, the Company believes it reasonably possible that it is vulnerable to the risk of a near-term severe impact. The coronavirus has caused a substantial disruption in U.S. and international financial markets. The Company cannot at this point determine the subsequent near and long-term impact of the COVID-19 pandemic on the value of the Company.

The Company has cash approximating $100,000 as of December 31, 2019 to support current and future operations. This is an increase of $11,000 over the December 31, 2018 cash balance of approximately $89,000. Additionally, in February 2020, the Company received cash approximating $210,000 in connection with the sale of 8,500,000 shares of Common Stock. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. Given the Company's current cash on hand and anticipated collections under the Grant of the German State of Schleswig-Holstein management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-K. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

As a result of the foregoing, the Company's success will largely depend on its ability to generate revenues from out-licensing activities, secure additional funding through the sale of its Common/Preferred Stock and/or the sale of debt securities. The company’s management and the board of directors are currently exploring strategic alternatives in order to meet its operating cash flow requirements. There can be no assurance, however, that the Company will be able to generate revenues from out-licensing activities and/or to consummate debt or equity financing in a timely manner, or on a basis favorable to the Company, if at all. If we are unable to secure additional financing when needed, we may choose to delay or reduce other spending including Elafin research and development spending.

RESEARCH SUPPLIES

The Company’s capitalized research supplies, which are all held by PBAG in Germany, have decreased from $58,000 at December 31, 2018 to $47,000 at December 31, 2019, primarily due to use of supplies during research and development activities, as well as due to a strengthening U.S. Dollar relative to the Euro.

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $38,000 at December 31, 2018 to $34,000 at December 31, 2019. The Company received the 2018 receivable during 2019 and accrued for an additional $34,000 for reimbursement at the end of 2019, which was received in 2020.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased $1,000 during 2019, primarily due to depreciation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased from $127,000 at December 31, 2018 to $101,000 at December 31, 2019, primarily due to the payment of general and administrative expenses during 2019.

ACCRUED LICENSING FEES

Accrued licensing fees decreased by $13,000 to $639,000 at December 31, 2019. The decrease is solely due to the strengthening of U.S. Dollar relative to the Euro. The Company owed 570,000 Euros under the licensing agreement at both December 31, 2019 and 2018.

OTHER LIABILITIES

Other liabilities at December 31, 2018 and 2019 consist of certain employee compensation that was incurred in 2015 through 2017, but for which payment was agreed to be deferred until 2021.

CAPITAL EXPENDITURES

None significant.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations during 2019 and 2018.

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

The Company may receive grants from the German government which are used to fund research and development activities. Grant funds to be received for the reimbursement of qualified research and development expenses are offset against such expenses in the accompanying consolidated statements of operations and comprehensive income (loss) when the related expenses are incurred.

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

The Company records payables related to a certain licensing agreement in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2019 and 2018.

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

DEVELOPMENT AGREEMENT

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party agreed to fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery. Total payments by the third party to the Company were to not exceed 3.5 million Euros (approximately $4.1 million). Through December 31, 2019, the Company received approximately 1,633,000 Euros ($1,989,000) of the 3.5 million Euros maximum.

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

For the years ended December 31, 2019 and 2018, the Company recognized approximately $0 and $99,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations. There were no deferred revenues at December 31, 2019 and 2018. At this time, the Company believes it is unlikely that they will receive any future amounts under the Development Agreement.

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

As of December 31, 2019 and 2018, management believes the Company did not have any uncertain tax positions and, accordingly, there is no accrual for any liability for unrecognized tax benefits. Furthermore, there were no adjustments to the liability or lapse of any statutes of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize any interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, the Company has not recognized any liability for unrecognized tax benefits.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2019 or 2018.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including Oliver Wiedow, our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Mr. Wiedow has concluded that these controls and procedures were effective as of December 31, 2019, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management has assessed the Company's internal control over financial reporting as of December 31, 2019. The assessment was based on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Such attestation report is not required for smaller reporting companies.

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

NAME	AGE	POSITIONS
Prof. Oliver Wiedow	62	President, Chief Executive Officer, Chief Financial Officer and Director
Jork von Reden	76	Director
Prof. Hartmut Weigelt	74	Director
Birge Bargmann	58	Chief Executive Officer of PBAG
Juergen Paal	48	Chief Operating Officer of PBAG

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

Jork von Reden has served as a Director of the Company since November 2018. He currently serves as Managing Director of CFI Innovation GmbH Berlin Unternehmensberatung und Beteiligungen (“CFI”), which is a stockholder of the Company. Additionally he serves as Managing Director of Wind Energy Trust Sp.zo.o, Szczecin, Poland. Mr. von Reden received a degree as Dipl. Ing. of the Faculty of Mechanical Engineering of the Technical University Berlin. The Board of Directors concluded that Jork von Reden should serve as a director in light of his extensive experience in financing innovative technologies and scientific projects. He is a well-respected leader and he bring excellent and differentiated skill sets that will be vital in guiding Proteo forward.

Prof. Hartmut Weigelt has served as a Director of the Company since December 2000. Prof. Weigelt was a member of the Supervisory Board of Proteo Biotech AG from 2000 to 2003. Since 1996, Prof. Weigelt has served as the managing director of Eco Impact GmbH which he co-founded. Prof. Weigelt was a co-founder of the first German private university, Witten/Herdecke and he was Chief Scientific Officer ("CSO") of SNAP GmbH, and dean of the Faculty of Dental Technology at the SRH University of Applied Sciences in Hamm (Northrhine-Westphalia, Germany). He currently is Professor of Applied Biological Science at the University of Applied Sciences in Hamm Northrhine-Westphalia. Prof. Weigelt studied chemistry and biology and graduated with a M.Sc., Ph.D., and D.Sc. in biology. The Board of Directors concluded that Prof. Weigelt should serve as a Director in light of his extensive scientific understanding of our technologies in development.

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

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over each of the past two fiscal years ended December 31, 2019 by each person who served as the principal executive officer of Proteo during fiscal years ended 2019 and 2018. There were no other executive officers who had compensation of $100,000 or more during fiscal years ended 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Prof. Oliver Wiedow	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(Chief Executive Officer Proteo, Inc.)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Birge Bargmann	2019	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
(Chief Executive Officer PBAG)	2018	26,000	-0-	-0-	-0-	-0-	-0-	-0-	26,000
Juergen Paal	2019	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000
(Chief Operating Officer PBAG)	2018	39,000	-0-	-0-	-0-	-0-	-0-	-0-	39,000

Ms. Bargmann’s and Mr. Paal’s salaries are paid by the Company’s wholly owned subsidiary Proteo Biotech AG. Prof. Oliver Wiedow was paid no compensation during the years ended December 31, 2019 and 2018.

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

The Supervisory Board of Proteo Biotech AG had entered into an employment contract with Ms. Bargmann on May 27, 2011, amended on April 2, 2013, on November 14, 2013, on October 30, 2015, on February 1, 2016 and on September 29, 2016. The contract expires on November 9, 2020. In December 2014, the Supervisory Board of Proteo Biotech AG had entered into an employment contract with Mr. Paal, amended on September 29, 2016. Currently, the contract expires on May 30, 2020.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2020, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each director and executive officer; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group. The address for all of the directors and executive officers is c/o Proteo, Inc., 2102 Business Center Drive, Irvine, California 92612.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Class
Prof. Oliver Wiedow (CEO, Director)	6,380,000	19.1%
Birge Bargmann (CEO Proteo Biotech AG)	6,300,000	18.9%
Jork von Reden (Director)	1,100,000	3.3%
Prof. Hartmut Weigelt (Director)	56,000	*
Juergen Paal (COO Proteo Biotech AG)	116,359	*
Diethelm Siebuhr	4,250,000	12.7%
Kai Bartels	4,250,000	12.7%
All directors and executive officers as a group (5 persons)	13,952,359	41.8%

_________________

* less than 1%

(1) Based on 33,379,350 common shares outstanding as of April 30, 2020.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, in February 2012, February 2013, June 2014, April 2017, June 2019and again in November 2019, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on November 15, 2021. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

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

No royalty expense has been recognized under the License Agreement or the Amendment since the Company has yet to generate any related revenues. At December 31, 2019 and 2018, the Company has accrued approximately $639,000 and $652,000, respectively, of licensing fees payable to Dr. Wiedow, which are included in the long-term liabilities.

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

Our directors Jork von Reden and Hartmut Weigelt are independent directors according to the independence definition of the NASDAQ Marketplace Rule 5605(a)(2).

The disclosure requirements of Item 407(a) of Regulation S-K are not applicable to this filing.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

We were billed or expect to be billed approximately $65,000 and $75,000 for the years ended December 31, 2019 and 2018, for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and the review of our quarterly unaudited consolidated financial statements.

AUDIT RELATED FEES:

None.

TAX FEES:

We were billed or expect to be billed approximately $5,000 and $10,000 for the years ended December 31, 2019 and 2018, for professional services rendered by the principal accountant for tax compliance services.

ALL OTHER FEES:

There were no other professional services rendered by our principal accountant during the two years ended December 31, 2019 that were not included in the three categories above.

All of the services provided by our principal accountant were approved by our Board of Directors. No more than 50% of the hours expended on our audit for the last fiscal year were attributed to work performed by persons other than full-time employees of our principal accountant.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Proteo, Inc. is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee; however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our board of directors is deemed to be the audit committee and as such functions and performs some of the same duties as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, our board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The Company’s decision not to have an audit committee financial expert is primarily attributable to the following reasons: (i) as noted above, each of our board members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication; (ii) given that directors do not receive any compensation for serving in such capacity, it is difficult for the Company to attract and retain board members who qualify as audit committee financial experts; and (iii) our board of directors has directly engaged a certified public accountant with extensive experience in auditing the financial statements of public companies, as a consultant to assist our board of directors in fulfilling its audit committee responsibilities and with the preparation of the Company’s financial statements.

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

(3) List of Exhibits.

2.1	Agreement and Plan of Share Exchange (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.1	Articles of Incorporation, dated December 18, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.2	Certificate of Reinstatement, dated October 31, 1996 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.3	Amendment to Articles of Incorporation, dated February 12, 1998 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.4	Amendment to Articles of Incorporation, dated May 18, 1999 (Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.5	Amendment to Articles of Incorporation, dated July 18, 2001 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.6	Amendment to Articles of Incorporation, dated January 11, 2002 (Incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on May 10, 2002)

3.7	Articles of Share Exchange, dated April 25, 2002 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 6, 2002)

3.8	By-Laws, dated December 18, 1992 (Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-SB filed with the Commission on April 25, 2000)

3.9	Certificate of Designation of Series A Preferred Stock dated June 5, 2008 (Incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

3.10	Certificate of Designation of Series B-1 Preferred Stock dated September 7, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2016)

4.1	Description of the Registrant’s Securities Registered

10.3	Common Stock Purchase Agreement dated November 7, 2005 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.4	Promissory Note dated November 7, 2005 with Guaranty (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 14, 2005)

10.5	Common Stock Purchase Agreement dated December 22, 2006 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.6	Promissory Note dated December 22, 2006 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2006)

10.7	License Agreement dated August 9, 2007, by and between Proteo Biotech AG and Rhein Minapharm Biogenetics SAE. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-QSB filed with the Commission on November 14, 2007) **

10.8	Preferred Stock Purchase Agreement dated June 9, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.9	Promissory Note dated June 9, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2008)

10.10	Amendment to the License Agreement between the Registrant and Dr. Oliver Wiedow dated December 23, 2008 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 7, 2009)

10.11	Forbearance Agreement and General Release dated July 6, 2009 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.12	Agreement on the Assumption of Debt dated February 11, 2010 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2010)

10.13	Summary of Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG (Incorporated by reference to Exhibit 10.14 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2011) *

10.14	Summary of amendments to Ms. Birge Bargmann’s Employment Agreement dated May 27, 2011, with Proteo Biotech AG dated April 2, 2013 and on November 14, 2013 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)*

10.15	License Agreement between the Registrant and Professor Dr. Oliver Wiedow dated December 30, 2000 (Incorporated by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.16	Summary of Material Terms of License Agreement between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and ARTES Biotechnology GmbH dated November 15, 2004 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 3, 2011)

10.17	Translation from German to English of Contract for an Atypical Silent Partnership between Proteo Biotech AG, the Registrant’s wholly owned subsidiary, and Professor Dr. Oliver Wiedow effective October 1, 2006 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.18	Letter Agreement dated July 28, 2011, between Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 3, 2011)

10.19	Letter Agreement dated February 6, 2012, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2012)

10.20	Letter Agreement dated February 10, 2013, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2013)

10.21	Form of Preferred Stock Purchase Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 26, 2014)

10.22	Letter Agreement dated June 10, 2014, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Commission on August 18, 2014)

10.23	Agreement effective May 16, 2014 between Biotech Development Corp. and Proteo (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 22, 2014)**

10.24	Preferred Stock Purchase Agreement dated September 9, 2016 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2016)

10.25

Letter Agreement dated April 10, 2017, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on May 15, 2017)

10.26	Common Stock Purchase Agreement dated December 12, 2018 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2018)

10.27	Preferred Stock Purchase Agreement dated April 10, 2019 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2019)

10.28	Letter Agreement dated November 12, 2019, between the Registrant and Dr. Oliver Wiedow (Incorporated by reference to Exhibit 10.25 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the Commission on November 14, 2019)

10.29	Common Stock Purchase Agreement dated February 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2020)

10.30	Common Stock Purchase Agreement dated February 29, 2020 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2020)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Registrant’s Form 10-KSB filed with the Commission on March 31, 2005)

21	Subsidiaries of Registrant ***

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document ***

101.SCH	XBRL Schema Document ***

101.CAL	XBRL Calculation Linkbase Document ***

101.DEF	XBRL Definition Linkbase Document ***

101.LAB	XBRL Label Linkbase Document ***

101.PRE	XBRL Presentation Linkbase Document ***

____________

*	This Exhibit is a management contract or a compensation plan or arrangement.
**	Portions omitted pursuant to a request of confidentially filed separately with the Commission.
***	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

PROTEO, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Proteo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Proteo, Inc. and Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

May 6, 2020

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,543	$89,132
Research supplies	47,402	57,785
Grant funds receivable	34,060	37,562
Prepaid expenses and other current assets	53,949	64,543
Total current assets	234,954	249,022

PROPERTY AND EQUIPMENT, NET	3,483	4,929
Total assets	$238,437	$253,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$109,585	$127,217
Total current liabilities	109,585	127,217

LONG TERM LIABILITIES
Accrued licensing fees	639,290	652,359
Other liabilities	142,438	145,396
Total long term liabilities	781,728	797,755
Total liabilities	891,313	924,972

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding at December 31, 2019 and 2018	724	724
Series B-1, 120,000 shares and 100,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	120	100
Series B-2, 159,800 shares and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	160	–

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 24,879,350 and 24,379,350 shares issued and outstanding at December 31, 2019 and 2018, respectively	24,880	24,380
Additional paid-in capital	9,385,584	9,144,464
Accumulated other comprehensive loss	(33,613)	(31,231)
Accumulated deficit	(10,030,731)	(9,812,564)

Total Proteo, Inc. Stockholders' Deficit	(652,876)	(674,127)

Noncontrolling Interest	–	3,106

Total stockholders' deficit	(652,876)	(671,021)

Total liabilities and stockholders' deficit	$238,437	$253,951

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CONSOLIDATED STATEMENTS OF OPERATIONS

REVENUES
Development Agreement	$–	$99,100
Net Grant revenue	–	106,892
	–	205,992
EXPENSES
General and administrative	215,208	208,736
Research and development, net of grants	30,004	–

TOTAL OPERATING EXPENSES	245,212	208,736

LOSS FROM OPERATIONS	(245,212)	(2,744)

INTEREST AND OTHER INCOME, NET	23,939	41,985

NET INCOME (LOSS)	$(221,273)	$39,241

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(3,106)	3,106

NET INCOME (LOSS) ATTRIBUTABLE TO PROTEO, INC.	$(218,167)	$36,135

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(2,382)	(1,404)

COMPREHENSIVE INCOME (LOSS)	$(220,549)	$34,731

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00

BASIC AND DILUTED EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,860,172	23,898,528

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2017	723,590	$724	23,879,350	$23,880	$8,988,125	$(29,827)	$(9,848,699)	$–	$(865,797)

Common stock issued for cash	–	–	500,000	500	39,500	–	–	–	40,000

Series B-1 preferred stock issued for cash	100,000	$100	–	–	116,839	–	–	–	116,939

Other comprehensive loss	–	–	–	–	–	(1,404)	–	–	(1,404)

Net income	–	–	–	–	–	–	36,135	3,106	39,241

BALANCE - December 31, 2018	823,590	$824	24,379,350	$24,380	$9,144,464	$(31,231)	$(9,812,564)	$3,106	$(671,021)

Common stock issued for cash	–	–	500,000	500	39,500	–	–	–	40,000

Series B-1 preferred stock issued for cash	20,000	20	–	–	22,180	–	–	–	22,200

Series B-2 preferred stock issued for cash	159,800	160	–	–	179,440	–	–	–	179,600

Other comprehensive loss	–	–	–	–	–	(2,382)	–	–	(2,382)

Net loss	–	–	–	–	–	–	(218,167)	(3,106)	(221,273)

BALANCE - December 31, 2019	1,003,390	$1,004	24,879,350	$24,880	$9,385,584	$(33,613)	$(10,030,731)	$–	$(652,876)

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(221,273)	$39,241
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,345	1,866
Foreign currency transaction gains	(13,069)	(29,964)
Changes in operating assets and liabilities:
Research supplies	9,210	3,191
Grant funds receivable	2,744	(27,484)
Development Agreement receivables	–	5,905
Prepaid expenses and other current assets	9,286	19,981
Accounts payable and accrued liabilities	(16,639)	(54,800)
Deferred revenues	–	(81,385)
Other liabilities	(45)	4,110

NET CASH USED IN OPERATING ACTIVITIES	(228,441)	(119,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	40,000	40,000
Cash received for issuance of preferred stock	201,800	60,090
Proceeds from related party loan	–	61,434
Repayment of related party loan	–	(58,172)

NET CASH PROVIDED BY FINANCING ACTIVITIES	241,800	103,352

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,948)	(8,796)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,411	(24,783)
CASH AND CASH EQUIVALENTS--BEGINNING OF YEAR	89,132	113,915

CASH AND CASH EQUIVALENTS--END OF YEAR	$99,543	$89,132

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION/NATURE OF BUSINESS

Proteo, Inc. and Proteo Marketing, Inc. ("PMI"), a Nevada corporation, which began operations in November 2000, entered into a reorganization and stock exchange agreement in December 2000 with Proteo Biotech AG ("PBAG"), a German corporation, incorporated in Kiel, Germany. Pursuant to the terms of the agreement, all of the shareholders of PBAG exchanged their common stock for 2,500,000 shares of PMI common stock. As a result, PBAG became a wholly owned subsidiary of PMI. Proteo Inc.'s common stock is quoted on the OTC Pink under the symbol "PTEO." Effective December 31, 2004, PMI merged into Proteo, Inc. PBAG and Proteo, Inc. are hereinafter collectively referred to as the "Company."

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

The Company has cash approximating $100,000 as of December 31, 2019 to support current and future operations. This is an increase of $11,000 over the December 31, 2018 cash balance of approximately $89,000. Such cash is held by the Subsidiary in Germany in Euros. The Company does not intend to repatriate any amount of this cash to the United States as it will be used to fund the Subsidiary’s continued operations. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

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

The Company classifies noncontrolling interests as part of consolidated net earnings and includes the accumulated amount of noncontrolling interests as part of stockholders' deficit. Earnings (loss) per share reflects amounts attributable only to the Company, excluding noncontrolling interests. Increases and decreases in the Company's controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company has a substantive contractual arrangement that specifies the attribution of net earnings and loss not to exceed the noncontrolling interest (see Note 3).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their fair value at December 31, 2019 and 2018 due to their short-term nature. The Company did not have any assets or liabilities that were measured at fair value on a recurring or non-recurring basis as of December 31, 2019 or 2018.

FOREIGN CURRENCY

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates. Expense and grant receipts are translated at weighted average exchange rates for the period. Net exchange gains or losses resulting from such translation are excluded from the consolidated statements of operations and are included in comprehensive income (loss) and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated $34,000 and $31,000 at December 31, 2019 and 2018, respectively.

The Company records quarterly payables related to a certain licensing agreement (Note 7) which are denominated in Euros. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results. The Company made no payments under this licensing agreement during the years ended December 31, 2019 and 2018.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the unrealized gain or loss that is currently recognized. The Company recorded unrealized foreign currency transaction gains of approximately $13,000 and $30,000 for the years ended December 31, 2019 and 2018, respectively, which are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

GAAP requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no indicators of impairment existed for property and equipment as of or during the years ended December 31, 2019 and 2018.

REVENUE RECOGNITION

On January 1, 2018 the Company adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606). Adoption of the new standard did not result in any change to the Company’s retained earnings as of January 1, 2018. As of the adoption date and through December 31, 2019, management determined that there were no revenues which were deemed to be within the scope of Topic 606.

During the year ended December 31, 2018, the Company’s revenue consisted primarily of funding received under the Development Agreement, as described more fully in Note 5. Amounts received under this agreement were initially deferred and recognized as revenue over the projected performance period in direct relation to development expenses incurred.

During the year ended December 31, 2018, the Company also recognized revenue in connection with a government grant. As described more fully in Note 6, funding received under this grant were generally recognized as an offset to related expenses incurred, and that revenue was only recognized to the extent that funding received exceeded related expenses incurred.

There were no revenues recorded during the year ended December 31, 2019.

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

The Company will recognize interest and penalties related to any unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, management believes the Company has no unrecognized tax benefits.

The Company’s income tax returns remain open for examination by taxing authorities for a statutory defined period of time. The Company is currently not under examination by any taxing authorities.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares outstanding at December 31, 2019 or 2018.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the accompanying financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

As described in Note 3, 8,500,000 shares of Common Stock were issued in February 2020 for total consideration approximating $210,000.

On March 10, 2020, the World Health Organization declared the coronavirus outbreak to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.

The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effects will be to the Company, the Company believes it reasonably possible that it is vulnerable to the risk of a near-term severe impact.

The coronavirus has caused a substantial disruption in U.S. and international financial markets. The Company cannot at this point determine the subsequent near and long-term impact of the COVID-19 pandemic on the value of the Company.

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

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires, among other things, lessees to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for the Company for the year beginning January 1, 2019. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures due to the short-term nature of its leases. For these short-term leases, the Company has elected to not recognize lease assets and lease liabilities. Lease expense for such leases are recognized on a straight-line basis over the lease term.

2. PROPERTY AND EQUIPMENT

Property and equipment, all of which is located in Kiel, Germany, consist of the following:

	December 31,
	2019	2018
Technical and laboratory equipment	$206,448	$210,669
Leasehold improvements	4,170	4,255
Office equipment	11,222	12,307
	221,840	227,231
Less accumulated depreciation	(218,357)	(222,302)
Total	$3,483	$4,929

Depreciation expense is included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss) approximated $1,300 and $1,900 for the years ended December 31, 2019 and 2018, respectively.

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

On February 28, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of USD $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the OTC Markets on February 25, 2020.

On February 29, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of USD $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the OTC Markets on February 25, 2020.

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

On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “B-1 Stock Agreement”) with a German corporation (the "B-1 Stock Investor"). Pursuant to the Agreement, the Company agreed to issue and sell to the B-1 Stock Investor 1,000,000 shares of the Company’s Series B-1 Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of €1,000,000. The B-1 Stock Investor agreed to purchase such shares no later than March 31, 2017. However, the B-1 Stock Investor failed to deliver the purchase price by that date. During the years ended December 31, 2019 and 2018, the Company issued 20,000 shares and 100,000 shares, respectively, of Series B-1 Stock under the B-1 Stock Agreement for approximately $22,000 and $117,000, respectively. The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder.

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

On April 10, 2019, the Company entered into a Preferred Stock Purchase Agreement (the “B-2 Stock Agreement”) with a Swiss corporation (the "B-2 Stock Investor"). Pursuant to the B-2 Stock Agreement, the Company agreed to issue and sell to the B-2 Stock Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of €1,000,000. An initial closing of 100,000 of the Purchase Shares occurred on June 30, 2019 (the “Initial Closing Date”). Subsequent closings of the remaining Purchase Shares will occur on the fifth business day after such date or dates that the B-2 Stock Investor delivers all or a portion of the Purchase Price with respect to such Purchase Shares; provided, however, that B-2 Stock Investor shall deliver the Purchase Price for all remaining Purchase Shares on or before June 30, 2020. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions available under Regulation S and the rules promulgated thereunder. During the year ended December 31, 2019, the Company received €159,800 ($179,600) pursuant to the B-2 Stock Agreement and issued 159,800 shares of Series B-2 Preferred Stock. In September 2019 the B-2 Stock Investor requested the Company to a renegotiate the Preferred Stock Purchase Agreement. Currently, Management believes that an agreement cannot be reached and that the Company will not receive any further payments under the B-2 Stock Agreement.

NONCONTROLLING INTEREST

On September 28, 2006, a shareholder of the Company entered into an agreement and contributed 50,000 Euros (approximately $63,000 at such time) to PBAG for a 15% non-voting interest in PBAG, in accordance with certain provisions of the German Commercial Code. The party will receive 15% of PBAG profits, as determined under the agreement, not to exceed in any given year 30% of the capital contributed. Additionally, the party will be allocated 15% of losses, as determined under the agreement, not to exceed the capital contributed. The party is under no obligation to provide additional capital contributions to the Company or absorb losses beyond his ownership interest. Prior to 2008, allocated losses reduced the minority stockholder's capital account to $0. During the year ended December 31, 2018, approximately $3,000 of income was attributed to the noncontrolling interest, which has been reported as net income attributable to noncontrolling interest in the accompanying consolidated financial statements. During the year ended December 2019, losses of approximately $3,000 were attributed to the noncontrolling interest, bringing the noncontrolling interest balance down to $0 at December 31, 2019.

4. INCOME TAXES

There is no material income tax expense or benefit recorded for the years ended December 31, 2019 or 2018 due to the Company's net losses and related deferred tax asset full valuation allowance.

Income tax expense (benefit) for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the U.S. federal income tax rates of 21 percent to the pretax income (loss) for the following reasons:

	2019	2018
Income tax expense (benefit) at U.S. federal statutory rates	$(46,000)	$16,000
Foreign rate change impacts	29,000	70,000
Change in valuation allowance	18,000	(88,000)
Other	(1,000)	2,000
	$–	$–

The Company has a deferred tax asset and an equal amount of valuation allowance of approximately $2,038,000 and $2,020,000 at December 31, 2019 and 2018, respectively, relating primarily to tax net operating loss carryforwards approximating $1,921,000, as discussed below, and temporary differences related to the recognition of accrued licensing fees approximating $117,000.

As of December 31, 2019, the Company had tax net operating loss carryforwards ("NOLs") of approximately $2,522,000 and $5,563,000 available to offset future taxable Federal and foreign income, respectively. The Federal NOL begins to expire in 2025 over varying years. The foreign net operating loss relates to Germany and does not have an expiration date.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal tax NOLs could be restricted.

5. DEVELOPMENT AGREEMENT

On May 16, 2014, the Company entered into a funding and revenue sharing agreement (the “Development Agreement”) with an unrelated third party (disclosed in the Company’s Current Report on 8-K filed with the SEC on May 22, 2014). The third party agreed to fund operational expenses of the Company as well as the development costs related to the clinical development program aimed at receiving regulatory approval for the use of Elafin for the intravenous treatment of patients undergoing esophageal cancer surgery in the European Union. Revenue participation right payments will be made to the party when and if Elafin is commercialized within the European Union for the intravenous treatment of patients undergoing esophageal cancer surgery. Total payments by the third party to the Company were to not exceed 3.5 million Euros (approximately $4.1 million). Through December 31, 2019, the Company received approximately 1,633,000 Euros ($1,989,000) of the 3.5 million Euros maximum.

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

For the years ended December 31, 2019 and 2018, the Company recognized approximately $0 and $99,000, respectively, of development income under the Development Agreement, which is included in revenues in the accompanying consolidated statements of operations. There were no deferred revenues at December 31, 2019 and 2018. At this time, the Company believes it is unlikely that they will receive any future amounts under the Development Agreement.

6. GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,047,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through October 31, 2020.

Research and development expenses for the years ended December 31, 2019 and 2018, were reduced by Grant funds of approximately $128,000 and $306,000, respectively. Grant funds to reimburse approximately $34,000 and $38,000 of such eligible expenses, which were not reimbursed at December 31, 2019 and 2018, respectively, are included in the accompanying consolidated balance sheets as grant funds receivable.

During the year ended December 31, 2018, the company received approval from the government to submit certain expenses totaling $177,000 for reimbursement that had been previously expensed under GAAP. This additional Grant reimbursement resulted in grant revenue exceeding research and development expenses for the period. This has resulted in the presentation of net Grant revenue for the year ended December 31, 2018, totaling $107,000.

7. RELATED PARTY LOAN

In March 2018, the Company’s president provided a short-term loan of 50,000 Euro ($62,000) to the Company. If repayment was made by July 15, 2018, no interest would be charged. During July 2018, the Company repaid the short-term loan.

8. COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euros for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, April 2017, June 2019, and again in November 2019, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on November 15, 2021. While the total amount owed does not currently bear interest, the Amendment provides that any late payment shall be subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments.

Dr. Wiedow, who is an officer and director of the Company, beneficially owned approximately 26% of the Company's outstanding common stock as of December 31, 2019.

At December 31, 2019, the Company has accrued approximately $639,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $652,000 at December 31, 2018, which was solely due to changes in foreign currency exchange rates that are included in interest and other income, net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

ARTES BIOTECHNOLOGY LICENSE AGREEMENT

On November 15, 2004, the Company entered into an exclusive worldwide license and collaboration agreement with ARTES Biotechnology GmbH ("ARTES"). This agreement enables the Company to economically produce Elafin on a large scale by using the sublicensed yeast HANSENULA POLYMORPHA as a high performance expression system. Rhein Biotech GmbH ("Rhein") has licensed the yeast to ARTES, who in-turn sublicensed it to the Company. The agreement has a term of fifteen years with an annual license fee equal to the greater of 10,000 Euros or 2.5% royalties on the future sales of Elafin. Should the license agreement between Rhein and ARTES terminate, Rhein will assume the sublicense agreement with the Company under similar terms. This License agreement expired on November 14, 2019. The Company did not renew the license, as the technology patents under the license agreement expired.

RHEIN MINAPHARM AGREEMENT

In August 2007, the Company's subsidiary entered into an agreement with Rhein Minapharm ("Minapharm") for clinical development, production and marketing of Elafin. The Company has granted Minapharm the nonexclusive right to market Elafin in Egypt and certain Middle Eastern and African countries. The Company may receive milestone-payments upon Minapharm's attainment of certain clinical milestones as well as royalties on any future net product sales. No payments under this agreement were received in 2019 or 2018. The Minapharm agreement terminates 15 years after the first commercial sales of licensed products.

LEASES

The Company has entered into short-term leases for office and laboratory facilities in Germany. The Company also leases office space in Irvine, California on a month-to-month basis. Total rental expense (including additional expenses) for all facilities for the years ended December 31, 2019 and 2018 approximated $36,000 and $36,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEO, INC. (Registrant)

Dated: May 6, 2020	By:	/s/ Oliver Wiedow
Oliver Wiedow
Chief Executive Officer and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Oliver Wiedow Oliver Wiedow	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 6, 2020

/s/ Jork von Reden Jork von Reden	Director	May 6, 2020

/s/ Hartmut Weigelt Hartmut Weigelt	Director	May 6, 2020

28