Form 10-Q
period 2020-03-31
PROTEO INC
filed 2020-06-05
CIK 1063104

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value	33,379,350 shares of common stock at May 5, 2020

PROTEO, INC.

AND SUBSIDIARY

EXPLANATORY NOTE

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (as modified, the “Order”), that provides conditional relief to public companies that are unable to timely comply with certain reporting obligations under the Exchange Act as a result of the novel coronavirus (“COVID-19”) outbreak.

Proteo, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”)  in reliance on the Order due to circumstances related to the COVID-19 outbreak. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2020, following the COVID-19 diagnosis for one of the Company’s employees, the Company closed its corporate offices and requested all employees to work remotely until further notice. Employees affected by such closure included certain of the Company’s key personnel of its German-based wholly-owned subsidiary, Proteo Biotech AG, whom are responsible for assisting the Company in the preparation of its financial statements. Additionally, the Company’s external accountant in Germany also switched to partial home office operations. This did not allow for timely access to certain accounting information, which contributed to the overall delay in completing the required financial statements of the Company. Accordingly, the Company relied on the Order because it was unable to timely file this Quarterly Report by the original May 15, 2020 deadline without undue hardship and expense to the Company due to COVID-19.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$284,900	$99,543
Research supplies	46,575	47,402
Grant funds receivable	20,012	34,060
Prepaid expenses and other current assets	57,216	53,949
Total current assets	408,703	234,954

PROPERTY AND EQUIPMENT, NET	3,112	3,483

Total assets	$411,815	$238,437

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$127,720	$109,585
Total current liabilities	127,720	109,585

LONG TERM LIABILITIES
Accrued licensing fees	626,974	639,290
Other liabilities	139,694	142,438
Total long term liabilities	766,668	781,728

Total liabilities	894,388	891,313

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Non-voting preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
Series A, 723,590 shares issued and outstanding at March 31, 2020 and December 31, 2019	724	724
Series B-1, 130,000 and 120,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	130	120
Series B-2, 159,800 shares issued and outstanding at March 31, 2020 and December 31, 2019	160	160
Total non-voting preferred stock	1,014	1,004

Common stock, par value $0.001 per share; 300,000,000 shares authorized; 33,379,350 and 24,879,350 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	33,380	24,880
Additional paid-in capital	9,598,125	9,385,584
Accumulated other comprehensive loss	(39,225)	(33,613)
Accumulated deficit	(10,075,867)	(10,030,731)
Total stockholders' deficit	(482,573)	(652,876)

Total liabilities and stockholders' deficit	$411,815	$238,437

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019

REVENUES
Net Grant revenue	$481	$–
	481	–
EXPENSES
General and administrative	60,258	49,559
Research and development, net of grants	–	3,616

TOTAL OPERATING EXPENSES	60,258	53,175

LOSS FROM OPERATIONS	(59,777)	(53,175)

INTEREST AND OTHER INCOME (EXPENSE), NET	14,641	19,857

NET LOSS	$(45,136)	$(33,318)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	–	(1,270)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,136)	$(32,048)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(5,612)	(1,975)

COMPREHENSIVE LOSS	$(50,748)	$(34,023)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	27,901,572	24,801,572

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2018	823,590	$824	24,379,350	$24,380	$9,144,464	$(31,231)	$(9,812,564)	$3,106	$(671,021)

Common stock issued for cash			500,000	$500	$39,500				40,000

Other comprehensive loss	–	–	–	–	–	(1,975)	–		(1,975)

Net loss	–	–	–	–	–	–	(32,048)	(1,270)	(33,318)

BALANCE - March 31, 2019	823,590	$824	24,879,350	$24,880	$9,183,964	$(33,206)	$(9,844,612)	$1,836	$(666,314)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

BALANCE - December 31, 2019	1,003,390	$1,004	24,879,350	$24,880	$9,385,584	$(33,613)	$(10,030,731)	$–	$(652,876)

Common stock issued for cash			8,500,000	$8,500	$201,451				209,951

Preferred stock issued for cash	10,000	$10			$11,090				11,100

Other comprehensive loss	–	–	–	–	–	(5,612)	–		(5,612)

Net loss	–	–	–	–	–	–	(45,136)	–	(45,136)

BALANCE - March 31, 2020	1,013,390	$1,014	33,379,350	$33,380	$9,598,125	$(39,225)	$(10,075,867)	$–	$(482,573)

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,136)	$(33,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	307	377
Foreign currency transaction gain	(12,316)	(12,901)
Changes in operating assets and liabilities:
Research supplies	(86)	49
Grant funds receivable	13,427	(7,595)
Prepaid expenses and other current assets	(4,307)	2,487
Accounts payable and accrued liabilities	19,266	16,099
NET CASH USED IN OPERATING ACTIVITIES	(28,845)	(34,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	209,951	40,000
Proceeds for issuance of preferred stock	11,100	–
Deposit for preferred stock subscription	–	22,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	221,051	62,500

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,849)	(2,544)

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,357	25,154
CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD	99,543	89,132

CASH AND CASH EQUIVALENTS--END OF PERIOD	$284,900	$114,286

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PROTEO, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Proteo, Inc. and its wholly owned subsidiary (hereinafter collectively referred to as the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on May 7, 2020 as well as the amendment thereto filed on Form 10-K/A with the SEC on May 12, 2020.

NATURE OF BUSINESS

The Company is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Tiprelestat (also known as Elafin) for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Elafin also appears to be a promising compound for the treatment of pulmonary arterial hypertension, for preventing complications of organ transplantation and for treatment of acute respiratory distress syndrome (“ARDS”). The clinical development is currently focused in Europe with the intention to receive the primary approval in Europe.

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

Proteo, Inc.'s common stock is currently quoted on the Pink Open Market under the symbol "PTEO".

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

OTHER RISKS AND UNCERTAINTIES

On March 10, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and the actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effects will be to the Company, the Company believes it reasonably possible that it is vulnerable to the risk of a near-term severe impact. COVID-19 has caused a substantial disruption in U.S. and international financial markets. The Company cannot at this point determine the subsequent near and long-term impact of the COVID-19 pandemic on the value of the Company.

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

FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of the Company's financial instruments, consisting primarily of cash, accounts payable and accrued expenses, approximate their fair value at March 31, 2020, due to their short-term nature. The Company does not have any assets or liabilities that are measured at fair value on a recurring basis and, during the three-month periods ended March 31, 2020 and 2019, did not have any assets or liabilities that were measured at fair value on a non-recurring basis.

REVENUE RECOGNITION

On January 1, 2018 the Company adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606). As of the adoption date and through March 31, 2020, management determined that there were no revenues which were deemed to be within the scope of Topic 606.

During the three-month period ended March 31, 2020, the Company recognized revenue in connection with a government grant. As described more fully in Note 6, funding received under this grant was generally recognized as an offset to related expenses incurred, and that revenue was only recognized to the extent that funding received exceeded related expenses incurred.

There were no revenues recorded during the three-month period ended March 31, 2019.

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

During the three-months ended March 31, 2020, there have been no other changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2.   LOSS PER COMMON SHARE

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares, if any, were issued. There were no potential common shares outstanding at March 31, 2020 and 2019. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average number of common shares outstanding for the respective periods.

3.   FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's German operations are translated from Euros (the functional currency) into U.S. dollars (the reporting currency) at period-end exchange rates; equity transactions are translated at historical rates; and income and expenses are translated at weighted average exchange rates for the period. Net foreign currency exchange gains or losses resulting from such translations are excluded from the results of operations but are included in other comprehensive income and accumulated in a separate component of stockholders' deficit. Accumulated other comprehensive loss approximated $39,000 and $34,000 at March 31, 2020 and December 31, 2019, respectively.

4.   FOREIGN CURRENCY TRANSACTIONS

The Company records payables related to a certain licensing agreement (see Note 5) in accordance with the Foreign Currency Matters Topic of the Codification. Quarterly commitments under such agreement are denominated in Euro. For each reporting period, the Company translates the quarterly amount to U.S. dollars at the exchange rate effective on that date. If the exchange rate changes between when the liability is incurred and the time payment is made, a foreign exchange gain or loss results.

Additionally, the Company computes a foreign exchange gain or loss at each balance sheet date on all recorded transactions denominated in foreign currencies that have not been settled. The difference between the exchange rate that could have been used to settle the transaction on the date it occurred and the exchange rate at the balance sheet date is the gain or loss that is currently recognized. The Company recorded foreign currency transaction gains of approximately $12,000 and $13,000 for the three-month periods ended March 31, 2020 and 2019, respectively, which are included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.

5.   COMMITMENTS AND CONTINGENCIES

ACCRUED LICENSING FEES - RELATED PARTY

On December 30, 2000, the Company entered into a thirty-year license agreement, beginning January 1, 2001 (the "License Agreement"), with Dr. Oliver Wiedow, MD, the owner and inventor of several patents, patent rights and technologies related to Elafin. Pursuant to the License Agreement, the Company agreed to pay Dr. Wiedow an annual license fee of 110,000 Euro for a period of six years. The License Agreement was amended in December 2008 to waive non-payment defaults and to defer the due dates of each payment. In July 2011, February 2012, February 2013, June 2014, April 2017, June 2019, and again in November 2019, Dr. Wiedow agreed in writing to waive the non-payment defaults and agreed to defer the due dates of the payments for the outstanding balance of 570,000 Euro. As a result, the outstanding balance of 570,000 Euros is due on November 15, 2021. While the total amount owed does not currently bear interest, any late payment is subject to interest at an annual rate equal to the German Base Interest Rate plus six percent. In the event that the Company's financial condition improves, the parties can agree to increase and/or accelerate the payments. Dr. Wiedow, who is a director of the Company, beneficially owned approximately 19% of the Company's outstanding common stock as of March 31, 2020.

At March 31, 2020, the Company has accrued approximately $627,000 of licensing fees payable to Dr. Wiedow, which are included in long-term liabilities. This is a decrease over the respective accrual of approximately $639,000 at December 31, 2019, which was solely due to changes in foreign currency exchange rates.

OTHER LIABILITIES

Other liabilities at March 31, 2020 and December 31, 2019 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until November 2021.

6.   GRANTS

In June 2016, the German State of Schleswig-Holstein granted PBAG approximately 874,000 Euros (approximately $1,021,000) for further research and development of the Company's pharmaceutical product Elafin (the “Grant”). The Grant, as amended, covers 50% of eligible research and development costs incurred from December 1, 2015 through October 31, 2020. Research and development expenses for the three-month periods ended March 31, 2020 and 2019 were reduced by approximately $35,000 and $31,000, respectively, for Grant funds received and accrued during those periods. Approximately €18,000 ($20,000) and €30,000 ($34,000) of additional eligible expenses that were not previously reimbursed at March 31, 2020 and December 31, 2019, respectively, are included in the accompanying condensed consolidated balance sheets as grant funds receivable.

During the three months ended March 31, 2020, the Company received approval from the German State of Schleswig-Holstein to submit certain expenses for reimbursement that had been previously expensed under GAAP, which resulted in grant revenue exceeding grant expenses for the quarter. As such, the Company has presented net Grant revenue of approximately $500 for the three months ended March 31, 2020.

7.   INCOME TAXES

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate at March 31, 2020 and December 31, 2019.

There is no material income tax expense recorded for the three-month periods ended March 31, 2020 and 2019, due to the Company's net losses and related changes to the full valuation allowance for deferred tax assets.

Based on management’s evaluation of uncertainty in income taxes, the Company concluded that there were no significant uncertain tax positions requiring recognition in its financial statements or related disclosures. Accordingly, no adjustments to recorded tax liabilities or accumulated deficit were required. As of March 31, 2020, there were no increases or decreases to liability for income taxes associated with uncertain tax positions.

8.   CAPITAL EQUITY TRANSACTIONS

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

On February 28, 2020, the Company entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the third-party 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the Pink Open Market on February 25, 2020. During the three-months ended March 31, 2020, the Company received the purchase price pursuant to the Common Stock Purchase Agreement and issued to the third-party 4,250,000 shares of the Company’s common stock.

On February 29, 2020, the Company entered into a Common Stock Purchase Agreement with another third-party. Pursuant to the Agreement, the Company agreed to issue and sell to this third-party 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975. The Purchase Price was equal to the closing price of the Company’s common stock as quoted on the Pink Open Market on February 25, 2020. During the three-months ended March 31, 2020, the Company received the purchase price pursuant to the Common Stock Purchase Agreement and issued to the third-party 4,250,000 shares of the Company’s common stock.

PREFERRED STOCK

On September 9, 2016, the Company entered into a Preferred Stock Purchase Agreement (the “B-1 Stock Agreement”) with a third-party (“B-1 Stock Investor”). Pursuant to the B-1 Stock Agreement, the Company agreed to issue and sell to the B-1 Stock Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. Through December 31, 2019, the Company received 120,000 Euros (approximately $139,000), and 120,000 shares of Series B-1 Preferred Stock were issued. In January 2020, the Company received an additional 10,000 Euro ($11,500) and issued 10,000 shares of Series B-1 Preferred Stock. However, the B-1 Stock Investor failed to deliver the full purchase price required under the B-1 Stock Agreement. Currently, Management believes that the Company will not receive any further payments under the B-1 Stock Agreement.

On April 10, 2019, the Company entered into a Preferred Stock Purchase Agreement (the “B-2 Stock Agreement”) with a Swiss corporation (the "B-2 Stock Investor"). Pursuant to the B-2 Stock Agreement, the Company agreed to issue and sell to the B-2 Stock Investor 1,000,000 shares of the Company’s Series B-2 Preferred Stock (the “Purchase Shares”) at the price of €1.00 per share (the “Purchase Price”), for an aggregate purchase price of 1,000,000 Euros. During the three months ended March 31, 2019, the Company received a deposit of 20,000 Euros ($23,000) pursuant to the B-2 Stock Agreement, which was included in accounts payable and accrued liabilities at March 31, 2019. An additional 80,000 Euros (approximately $90,000) were received during the three-months ended June 30, 2019, and 100,000 shares of Series B-2 Preferred Stock were issued during June 2019. During the three-month period ended September 30, 2019, another 59,800 Euros (approximately $67,000) were received and 59,800 shares of Series B-2 Preferred Stock were issued. In September 2019, the B-2 Stock Investor requested the Company to renegotiate the B-2 Stock Agreement. Currently, Management believes that an agreement cannot be reached and that the Company will not receive any further payments under the B-2 Stock Agreement.

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

Such differences may be caused by a variety of factors, including but not limited to, the potential impact of COVID-19 on our Company, including on our business activities, adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements, including those discussed in Part II, Item 1A of this Quarterly Report and in any of our subsequent reports filed with the SEC. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by management or any other person that the objectives or plans of the Company will be achieved.

There can be no assurance that the Company's products will receive the required governmental approvals, including for marketing, in the future. Further, even if such approvals are obtained, there can be no assurance that the Company will generate positive cash flow and there can be no assurances as to the level of revenues, if any, the Company may actually achieve from its planned principal operations.

OVERVIEW

Proteo is a clinical stage drug development company focusing on the development of anti-inflammatory treatments for rare diseases with significant unmet needs. The Company's management deems its lead drug candidate Elafin for intravenous use to be one of the most prospective treatments of acute postoperative inflammatory complications, in particular after esophageal cancer surgery. Further, the Company believes that Elafin appears to be a promising compound for the treatment of pulmonary arterial hypertension, for preventing complications of organ transplantation and for treatment of acute respiratory distress syndrome (“ARDS”).

The Company's success, among other factors, depends on its ability to prove that Elafin is well tolerated by humans and its efficacy in the indicated diseases in order to demonstrate a favorable benefit/risk balance. There can be no assurance that the Company will receive government approval for the use of Elafin in further clinical trials or its use as a drug in any of the intended applications.

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

The tolerability of Elafin in healthy male subjects was demonstrated in a Phase I clinical intravenous single dose escalating study. A placebo-controlled Phase II clinical trial on the effect of Elafin on the postoperative inflammatory reactions and postoperative clinical course was conducted in patients undergoing transthoracic esophagectomy for esophageal cancer. A further Phase II study, EMPIRE (Elafin Myocardial Protection from Ischemia Reperfusion Injury), an investigator-initiated trial at Edinburgh University, was conducted to investigate the safety and efficacy of Elafin in coronary bypass surgery. The result from the EMPIRE trial which indicates that Elafin has cardioprotective properties by reducing the cardiac troponin I release has been published in 2015 (Alam et al., Heart 2015). Further details are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on May 7, 2020.

In June 2016, we announced that our subsidiary has been awarded a BFEI grant (the “Grant”) from the German State of Schleswig-Holstein. The Grant has a volume of up to Euro 874,000 and will be used for the R&D program to develop a new formulation of Proteo's lead compound Elafin. If effective, a new Elafin formulation would allow Proteo to extend the development pipeline to treat chronic diseases, such as pulmonary arterial hypertension ("PAH"). In June 2018, we received approval from the German State of Schleswig-Holstein to extend the project under the BFEI grant for a further 12 months until November 30, 2019. In November of 2019, the Company was granted a second extension through April 30, 2020. During April 2020, the Company applied for a third extension of 6 months due to delays caused by the COVID-19 pandemic. On April 22, 2020, we received approval from the German State of Schleswig-Holstein to extend the project under the Grant for another 6 months through October 31, 2020.

In September 2016, we entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the third-party 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. Through the end of December 31, 2019, the Company received 120,000 Euros, and 120,000 shares of Series B-1 Preferred Stock were issued. Currently, Management believes that the Company will not receive any further payments under the Agreement. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

In October 2018, our subsidiary established the test site, Proteo R&D, for the operation of an archive in accordance with the principles of Good Laboratory Practice ("GLP") for archiving GLP documents related to our own development products. We have applied for GLP attestation of test category 9 for the test site. The GLP inspection occurred in December 2018. In February 2019, we received the GLP Certificate from the competent authority. After archiving of the first GLP documents during 2019, a GLP re-inspection occurred in September 2019. The Inspectors did not note any major deviations from GLP principles.

In December 2018, the Company entered into a Common Stock Purchase Agreement with the purchaser of its stock, Jork von Reden, who is also a member of our board of directors. Pursuant to the Agreement, we agreed to issue and sell to the Investor 1,000,000 shares of Proteo’s Common Stock at the price of $0.08 per share, for an aggregate purchase price of USD $80,000. The Purchase Price was equal to the closing price of our common stock as quoted on the OTCQB on December 6, 2018. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

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

In April 2019, we entered into a Preferred Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the third-party 1,000,000 shares of the Company’s Series B-2 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euros. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

In January 2020, the European Patent Office granted a patent “Use of Elafin for disorders associated with elastase independent increase in troponin” for preventing or treating certain disorders associated with cardiac muscle damage with Elafin.

On February 28, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to the third-party 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975.

On February 29, 2020, we entered into a Common Stock Purchase Agreement with another third-party. Pursuant to the Agreement, the Company agreed to issue and sell to this third-party 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975.

During the first quarter of 2020, the Company continued its discussions to make its Elafin technology available for licensing and partnership with external partners. There can be no assurance that the Company will be successful in its pursuit of any such licensing or partnership arrangements.

COVID-19 Update: Following the COVID-19 diagnosis for one of the Company’s employees, the Company closed its corporate offices and requested all employees to work remotely until further notice. Due to recent developments, including the impact of the COVID-19 outbreak and disruptions in government spending, the Company is unlikely to receive funding under a new grant. At this time, we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund our working capital requirements and on our ability to conduct preclinical and clinical trials.

RESULTS OF OPERATIONS

REVENUES

Revenue includes net Grant funds received or accrued in excess of research and development expenses incurred during the period. As more fully discussed below, Grant funds, net of R&D expenses for the three-month period ended March 31, 2020 approximated $500.

OPERATING EXPENSES

The Company's operating expenses for the three-month period ended March 31, 2020 were approximately $60,000, an increase of approximately $7,000 over the same period of the prior year. General and administrative expenses (mostly accounting and professional fees) for the three-month period ended March 31, 2020 increased $11,000 due primarily to increased professional fees. Research and development expenses decreased by approximately $4,000 over the same three-month period. The decrease in research and development expenses was primarily due an increase in the Grant reimbursement reported. Grant funds recorded during the three months ended March 31, 2019 approximated $31,000, which were netted against $35,000 of research and development expenses and presented research and development, net of grants, while during the three months ended March 31, 2020, Grant funds of approximately $35,000 were offset against approximately $34,000 of R&D costs and presented as net Grant revenue. This net revenue is driven by differences between eligible expense reporting under the grant agreement and expense recognition under GAAP.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense), net for the three-month period ended March 31, 2020, approximated $15,000, a decrease of $5,000 over the same period in 2019. The decrease was driven primarily by smaller foreign currency transaction gains during 2020, due to a strengthening of the U.S. Dollar compared to the Euro, compared to similar gains in 2019. Foreign currency transaction gains were primarily driven by unrealized gains and losses on accrued licensing fees related to the Licensing Agreement, which is denominated in Euros.

INCOME TAXES

There is no material income tax expense recorded for the three-month periods ended March 31, 2020 and 2019, due to the Company's net losses. The Company had a deferred tax asset of $2,018,000 at March 31, 2020 relating primarily to tax net operating loss carryforwards and temporary differences related to the recognition of accrued licensing fees. Full valuation allowances have been established against these deferred tax assets as it is likely that the Company will not be able to utilize them.

The Federal NOL expires in varying years through 2025. The foreign net operating loss relates to Germany and does not have an expiration date. In the event the Company undergoes a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's Federal NOLs could be restricted.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

The Company experienced other comprehensive losses related to foreign currency translation adjustments of approximately ($6,000) and ($2,000) during the three-month periods ended March 31, 2020 and 2019, respectively. The changes are primarily due to a fluctuating U.S. Dollar (our reporting currency) compared to the Euro (our functional currency) during the periods.

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

The Company continues to use cash in excess of grant funds received to support its operations and development activities, with cash used in operating activities for the three-month periods ended March 31, 2020 and 2019, approximating $29,000 and $35,000, respectively. Positive cash flows for the three-month periods ended March 31, 2020 and 2019 are driven by financing activities (mostly stock transactions), as discussed below.

In June 2016, the German State of Schleswig-Holstein granted the Subsidiary approximately 874,000 Euro (the “Grant”) for further research and development of the Company's pharmaceutical product Elafin. The Grant covers 50% of eligible research and development costs incurred from December 1, 2015 through October 31, 2020. Grant funds approximating $35,000 and $31,000 were recorded during the three-month periods ended March 31, 2020 and 2019, respectively.

In September 2016, the Company entered into a Preferred Stock Purchase Agreement (the “Agreement”) with a third-party (“Investor”). Pursuant to the Agreement, the Company agreed to issue and sell to the Investor 1,000,000 shares of the Company’s Series B-1 Preferred Stock at the price of 1.00 Euro per share, for an aggregate purchase price of 1,000,000 Euro. The initial 100,000 Euro (approximately $117,000) deposit was fully received by September 2018, with $20,000 received during the three-months ended September 30, 2018. As conditions for the initial closing were met, 100,000 shares of Series B-1 Preferred Stock were issued during September 2018. In 2019 we received 20,000 Euro and issued 20,000 shares of Series B-1 Preferred Stock. In January 2020 we received an additional 10,000 Euro and issued 10,000 shares of Series B-1 Preferred Stock. However, the Investor failed to deliver the full purchase price. Currently, Management believes that the Company will not receive any further payments under the B-1 Stock Agreement.. See Note 8 to the accompanying condensed consolidated financial statements for additional information.

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

In November 2019, Dr. Wiedow agreed in writing to waive any non-payment defaults under the License Agreement and to defer all current payments to November 15, 2021. See Note 5 to the condensed consolidated financial statements included elsewhere for the payment terms under the License Agreement.

On February 28, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975. In March 2020 we received $104,975 under this agreement.

On February 29, 2020, we entered into a Common Stock Purchase Agreement with a third-party. Pursuant to the Agreement, the Company agreed to issue and sell to Investor 4,250,000 shares of the Company’s common stock at the price of $0.0247 per share for an aggregate purchase price of $104,975. In March 2020 we received $104,975 under this agreement.

On March 10, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effects will be to the Company, the Company believes it reasonably possible that it is vulnerable to the risk of a near-term severe impact. The coronavirus has caused a substantial disruption in U.S. and international financial markets. Our business may suffer from the severity or longevity of the COVID-19 outbreak. COVID-19 is currently impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capita1 requirements and our ability to conduct preclinical and clinical studies. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business and/or our potential investors.

The Company has cash approximating $285,000 at March 31, 2020. Such cash is held by the Subsidiary in Germany in Euro and is to be used to fund the Subsidiary’s continued operations. The Company does not intend to repatriate any amount of this cash to the United States. Given the Company's current cash on hand and the Grant of the German State of Schleswig-Holstein, management believes the Company will have sufficient cash resources to cover its operations through one year from the filing of this Form 10-Q. As for periods beyond this filing, we expect to continue to direct the majority of our research and development expenses towards the development of Elafin. It is extremely difficult for us to reasonably estimate all future research and development costs associated with Elafin due to the number of unknowns and uncertainties associated with preclinical and clinical trial development.

These unknown variables and uncertainties include, but are not limited to:

•	the uncertainty of future clinical trial results;
•	the uncertainty of the ultimate number of patients to be treated in any current or future clinical trial;
•	the uncertainty of the applicable regulatory bodies allowing our studies to move forward;
•	the uncertainty of the rate at which patients are enrolled into any current or future study. Any delays in clinical trials could significantly increase the cost of the study and would extend the estimated completion dates;
•	the uncertainty of terms related to potential future partnering or licensing arrangements;
•	the uncertainty of protocol changes and modifications in the design of our clinical trial studies, which may increase or decrease our future costs,
•	the uncertainty of the influence of the COVID-19 pandemic on the ability to conduct preclinical and clinical trials, Closure of study sites, interruptions of study conduct and any impairment of the ability to follow the study protocols may have substantial impact on study results and may also lead to delays and premature termination.
•	the uncertainty of our ability to raise additional capital to support our future research and development efforts;

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

GRANT FUNDS RECEIVABLE

Grant funds receivable decreased from $34,000 at December 31, 2019 to $20,000 at March 31, 2020. The Company received approximately $34,000 during the three-month period ended March 31, 2020 and submitted an additional $20,000 for reimbursement that was not received by March 31, 2020.

LONG TERM ASSETS

The Company’s capitalized property and equipment, which are all located in Germany, decreased during 2020, primarily due to amortization.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased from $110,000 at December 31, 2019 to $128,000 at March 31, 2020, primarily due to the increase in operating expenses, as previously discussed.

ACCRUED LICENSING FEES - RELATED PARTY

Accrued licensing fees decreased from $639,000 at December 31, 2019 to $627,000 at March 31, 2020, due to a strengthening of the U.S. Dollar compared to Euro. The Licensing Agreement is denominated in Euro, and the accrued licensing fee was 570,000 Euro at both March 31, 2020 and December 31, 2019.

OTHER LIABILITIES

Other liabilities at March 31, 2020 and December 31, 2019 consist of employee compensation that was incurred in 2015 to 2017, but for which payment was agreed to be deferred until 2021.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to Dr. Oliver Wiedow, our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Dr. Wiedow our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, Dr. Wiedow concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of Dr. Wiedow, our Chief Executive Officer and Chief Financial Officer, has concluded there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business may suffer from the severity or longevity of the COVID-19 outbreak. COVID-19 is currently impacting countries, communities, supply chains and markets, as well as the global financial markets. To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our financial condition and results of operations due to understaffing, disruptions in government spending, among other factors. In addition, at this time we cannot predict the impact of COVID-19 on our ability to obtain financing necessary for the Company to fund its working capita1 requirements and our ability to conduct preclinical and clinical studies. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business and/or our potential investors.

Further risk factors are not disclosed, as a SRC is not required to provide any information in response to Item 503(c) of Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All sales of unregistered securities during the three months ended March 31, 2020 have previously been disclosed in our Current Report on Form 8-K filed with the SEC on March 3, 2020.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits:

10.1	Common Stock Purchase Agreement, dated February 28, 2020, between Proteo, Inc. and Kai Bartels (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020)

10.2	Common Stock Purchase Agreement, dated February 29, 2020, between Proteo, Inc. and Diethelm Siebuhr (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2020)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTEO, INC.

Dated: June 4, 2020	By:	/s/ Oliver Wiedow
Oliver Wiedow
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

